Form 10QSB
period 2006-09-30
ULTITEK LTD
filed 2006-11-14
CIK 1327299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2006
OR
[ ]	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

	Commission file number:	000-51819
ULTITEK, LTD.
(Exact Name of Registrant as Specified in Its Charter)
	Nevada	20-2556241
	(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
	560 Sylvan Avenue Englewood Cliffs, NJ	07632
	(Address of Principal Executive Offices)	(Zip Code)
(201) 541-1700
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [  ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes [X] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

[  ] Yes [  ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 72,043,756 shares of common stock, par value $0.0001 per share, issued and outstanding as of November 14, 2006.

Transitional Small Business Disclosure Format (check one):   [ ] Yes [X] No

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

ULTITEK, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Restated)
ASSETS

CURRENT ASSETS
Cash	$69,043	$60,324
Accounts receivable	503,514	237,576
Work in progress	391,444	146,792
Prepaid expenses	220,381	121,909
Total Current Assets	1,184,382	566,601

OFFICE EQUIPMENT, net of accumulated depreciation
of $49,419 (unaudited) and $37,604, respectively	52,018	45,045

Total Assets	$1,236,400	$611,646

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Note payable to individual		$50,000
Accounts payable	$884,464	433,375
Accrued salaries and related taxes	51,967	19,133
Accrued income taxes		30,305
Accrued expenses-other	26,782	2,846
Total Current Liabilities	963,213	535,659

7% CONVERTIBLE DEBENTURE	365,388

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001, authorized
100,000,000 shares, none issued and outstanding
Common stock, par value $0.0001, authorized
1,000,000,000 shares, issued and outstanding
72,043,756 and 56,190,333 at September 30, 2006
(unaudited) and December 31, 2005, respectively	7,204	5,619
Additional paid in capital	2,483,406	1,078,931
Retained earnings (deficit)	(2,601,777)	(1,026,639)
Accumulated and comprehensive income	18,966	18,526
Stock subscription receivable		(450)
Total Stockholders' Equity (Deficit)	(92,201)	75,987
	$1,236,400	$611,646

See accompanying notes to financial statements.

ULTITEK, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$284,697	$495,121	$1,109,950	$1,089,152
Costs and expenses:
Cost of revenues	231,812	196,728	940,411	682,350
Selling, general and administrative
expenses	204,285	87,277	1,617,522	756,720
Research and development expenses	37,600	15,500	88,850	18,500
Interest Expense	8,834		19,039
Depreciation	4,414	5,135	11,815	10,729

Total Costs and Expenses	486,945	304,640	2,677,637	1,468,299

NET INCOME (LOSS) BEFORE
TAXES	(202,248)	190,481	(1,567,687)	(379,147)
PROVISION FOR INCOME TAXES	1,845	63,007	7,450	67,327

NET INCOME (LOSS)	($204,093)	$127,474	($1,575,137)	($446,474)

NET LOSS PER COMMON
SHARE (Basic and Diluted)	$0.00	$0.01	($0.15)	($0.01)

WEIGHTED AVERAGE SHARES			104,224,926	34,731,492
OUTSTANDING

See accompanying notes to financial statements.

ULTITEK, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2006	2005
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	($1,575,137)	($446,474)
Adjustments to reconcile net income (loss) to net
Cash provided by operating activities
Depreciation	11,815	10,729
Stock based compensation	1,198,300	562,100
Amortization of discount	3,148
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(265,938)	(301,598)
(Increase) decrease in work in progress	(244,652)	(90,918)
(Increase) decrease in prepaid expenses	(98,471)	9,281
Increase (decrease) in accounts payable	451,089	(92,631)
Increase (decrease) in accrued salaries
and related taxes	32,834	41,315
Increase in customer deposits		290,000
Increase (decrease) in accrued income taxes	(30,305)	67,327
Increase in accrued expenses-other	23,934	1,815
Net cash provided by (used in) operating
activities	(493,383)	50,946

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of office equipment	(18,788)	(11,316)
Net cash used in investing activities	(18,788)	(11,316)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of 7% convertible debenture	570,000
Note payable to individual	(50,000)	50,000
Sale of common stock		75,250
Stock subscription receivable	450	(450)
Net cash provided by financing activities	520,450	124,800

EFFECT OF EXCHANGE RATE ON CASH	440	(160)

INCREASE (DECREASE) IN CASH	8,719	164,270

CASH AT BEGINNING OF PERIOD	60,324	14,801

CASH AT END OF PERIOD	$69,043	$179,071

SUPPLEMENTAL CASH FLOW DISCLOSURES
Non-cash transactions:
Issuance of 25,000,000 shares of common
stock as stock based compensation		$425,000
Issuance of 500,000 shares of common stock		75,000
for legal services
Issuance of 266,667 shares of common stock		200,000
as stock based compensation
Issuance of 1,853,423 shares of common stock
as stock based compensation	$300,000
Issuance of 2,000,000 shares of common stock
for legal services	20,000
Issuance of 12,000,000 shares of common stock
as stock based compensation	192,000
Fair value of warrants associated with 7%
convertible debentures	207,760
Fair value of options and warrants issued	686,300
See accompanying notes to financial statements.

ULTITEK, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Ultitek, LTD. and Subsidiaries annual report on Form SB for the year ended December 31, 2005 filed on October 26, 2006.

NOTE B - STOCKHOLDERS’ EQUITY (DEFICIT)

On January 2, 2006, the Company signed a management consulting agreement with the four former owners of TAIS for $100,000 a year each. During the period March 15, 2005 to March 15, 2006, each employee will receive 133,333 shares of the Company’s common stock. During the period March 15, 2006 to March 15, 2010, the annual consulting fee remains at $100,000 and is payable monthly in common stock of the Company or cash when the Company has sufficient cash to meet the commitments. Should the Company not be trading on the Over the Counter Bulletin Board, a discount of 25% is applicable to the trading price.

During the three months ended September 30, 2006, the Company recorded $100,000 in consulting fees and has included in shares outstanding an additional 1,453,423 shares of common stock. To date, the shares have not been issued.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

This Report contains statements that we believe are, or may be considered to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the SEC or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Report.

Business Overview

Ultitek was originally incorporated in the State of Delaware on January 11, 2005. On March 11, 2005, the Company was reincorporated in the State of Nevada. Also on March 11, 2005, the Company entered into a share exchange agreement with Transport Automation Information Systems (TAIS) pursuant to which the Company exchanged 15,000,000 shares of the Company’s common stock for all of the issued and outstanding shares of TAIS. In connection with the merger, TAIS became a wholly owned subsidiary of the Company. Through TAIS, the Company owns and operates the ULTITEK System consisting of a Computerized Reservation System, a Global Distribution System, and operation systems for the airlines, to be marketed worldwide.

Prior to the merger, the Company was a non-operating “shell” corporation. For financial statement purposes, the merger has been reflected in the financial statements and below as though it occurred on January 1, 2004. The historical statements prior to the date of merger are those of TAIS. Since the merger is a recapitalization and not a business combination, pro-forma information is not presented.

Our Principal Products and Services

We operate a completely independent reservation, global distribution, and airline operation system. Essentially, computer reservation systems and global travel distribution systems were partly or completely owned and hosted by a few large airlines. The remaining airlines are guests using these systems to have their information stored on the system hosted by a competitor who charges significant user fees while accumulating proprietary and confidential information of the guest airline. There are approximately ten large airlines with their own system, which host the other 990 regional, mid-size and small airlines. We have a product that will provide these airlines a state-of-the-art system that is efficient, less costly and allows them to maintain their proprietary information.

The Company’s software, known as the ULTITEK System (“ULTITEK System”), consists of the following systems:

● Computerized Reservation System (“CRS”). The Computer Reservations System is the module primarily designed to maintain seats inventory for airlines and to assist travel agencies book seats and other travel. Computerized Reservation System has a wide range of travel agency solutions, with an easy graphical interface including tools to run a travel agency productively.

● Global Distribution System (“GDS”). The Global Distribution System is designed to disseminate flight schedules, seating availability, and pricing information electronically to customers. Modules provide solutions that meet the booking needs of travel agencies or in-house corporate travel departments.

● Airline Operations System (“AOS”). The Airline Operations System allows a subscriber airline to manage every aspect of the airline’s operations, which makes ULTITEK a complete solution.

● Departure Control System (“DCS”). The Departure Control System controls passenger registration and identification, boarding passes and seating assignments.

The ULTITEK System will also include (a) a complete accounting system, including revenue management, yield management, accounts payable, accounts receivable, general ledger and cost accounting; (b) inventory control for the number of seats available on a flight; (c) inventory control for spare parts and other miscellaneous components; (d) maintenance; (e) fixed assets; (f) purchasing; (g) airport departure control (including control of boarding passes); (h) inter-airline clearing facility with electronic funds transfer; (i) aircraft dispatching; (j) crew management/scheduling; (k) airplane equipment inventory; (l) miscellaneous supplies and logistics; (m) inter-city long haul bus station/scheduling/reservation system; (n) reservations via Internet; (o) theater tickets sales; (p) multilingual features; (q) access to hotel reservations; (r) access to car rental reservations; (s) access to other tour operators; (t) frequent flyer programs; and (u) charter airline management modules.

The ULTITEK System is currently accredited by International Air Transport Association (“IATA”) defined as a Computerized Reservation System and has an IATA designated code. ULTITEK system communicates with most distribution systems worldwide.

The ULTITEK System initially will be available in English and Russian. Subsequently, language modules will include French, German, Spanish, and other languages, as necessary, for ease of use and to support international marketing efforts at an anticipated cost ranging from $300,000 to $500,000 per additional language module.

The ULTITEK System also offers (i) compatibility with standard technologies to facilitate integration into any agency environment; (ii) travel documents, ranging from a single ticket for multi airline bookings to boarding passes, car vouchers, itinerary information, invoices and tickets; and (iii) a state-of-the-art, real time approach to distributed data-bases.

Travel agents and the general public will have multiple communication paths, including Internet access to each of the appropriate system modules all of which will have security features allowing only authorized personnel to perform functions and access information based upon their security level. Seamless connectivity is a key to the ULTITEK System. Currently, travel agents usually access a database that holds comprehensive information which is submitted and updated on a set schedule by travel providers. The ULTITEK System will enable agents to connect directly and seamlessly into a real-time system that has the most up-to-date information about availability, rates, conditions, etc.

ULTITEK will provide a virtual private network based on the Internet. This feature will allow ULTITEK’s Systems the ability to issue tickets for trips involving the subscriber airline or multiple airlines and act as a clearinghouse. Tickets may be issued as e-tickets, smart-card tickets, or via hard copy at a travel agency. This feature allows corporations to make their own reservations and issue tickets at the travel agency of their choice.

Communication capabilities are an important part of our product. There will be a state-of-the-art virtual private network communications infrastructure for a global network. This design approach generates significant communications savings to the subscriber airline. All that is required is dual high-speed Internet connection. The ULTITEK global network connections will link providers and users. It will be designed to support the massive, high-speed transmission of data, voice and video, with numerous back-up and security mechanisms to route data around the world. There will also be a diverse array of promotional opportunities for airlines and tour operators, ranging from weather forecasts to destination city information.

Hardware sales will be offered as a service, if requested by the subscriber.

Liquidity and Capital Resources

As of September 30, 2006, we had $69,043 cash on hand and had a net loss of $1,575,137. We have financed our operations to date from loans, the sale of equity securities and through revenues.

We do not expect to incur significant marketing or expansion expenses with respect to the sale of ULTITEK Systems. Consequently, any significant increases in sales requirements will be predicated entirely upon the particular circumstances of each new agreement, and capital requirements will follow the same particular circumstance.

The level of cash flows we derive from operations will depend to a significant degree on our ability to license the ULTITEK Systems. If we are unable to generate sufficient cash flows from operations, we will attempt to raise additional funds to cover the costs of operations through additional private or public offerings of debt or equity securities. There is no assurance that we will be able to raise additional funds. If we cannot, we will be forced to curtail our operations or possibly be forced to evaluate a sale or liquidation of our assets. Even if we are successful in raising additional funds, there is no assurance regarding the terms of any additional investment. Any future financing may involve substantial dilution to existing investors.

Results of Operations

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Our total revenue increased by $20,798, or approximately 1.9%, from $1,089,152 for the nine months ended September 30, 2005 to $1,109,950 for the nine months ended September 30, 2006. This increase was due to an increase in software licenses and maintenance fees.

Our costs of revenue increased by $258,061, or approximately 37.8%, from $682,350 for the nine months ended September 30, 2005 to $940,411 for the nine months ended September 30, 2006. This increase was primarily due to an increase in the number of software licenses and maintenance activity which necessitated our increased utilization of programmers and consultants.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Our total revenue decreased by $210,424, or by 42.5%, from $495,121 for the three months ended September 30, 2005 to $284,697 for the three months ended September 30, 2006. This decrease was due to a decrease in software licenses and maintenance fees.

Our costs of revenue increased by $35,084, or approximately 17.8% from $196,728 for the three months ended September 30, 2006 to $231,812 for the three months ended September 30, 2006. This increase was primarily due to our increased need for programmers and consultants.

Research and Development

For the three and nine months ended September 30, 2006, we spent approximately $37,600 and $88,850, respectively, in research and development, an increase from $15,500 and $18,500 for the three and nine month ended September 30, 2005. These increases were due to the development and integration of reservation and financial systems. We do not expect to incur significant research and development expenses with respect to our software nor do anticipate significant changes in research and development for our software. Consequently, any significant increases in research and development will be predicated entirely upon the particular circumstances of any acquisitions that we make, including the state of development of the technology, the complexity and the requirement for modification or integration with other solutions.

Revenue Recognition

The Company derives revenue from the following sources: (i) software, which includes the sale of the Company’s software licenses and (ii) services, which includes consulting and maintenance.

The Company’s records revenue pursuant to the Statement of position No. 97-2, Software Revenue recognition, issued by the American Institute of Certified Public Accountants.

For software license arrangements that do not require significant modification or customization, we recognize new software license revenue when (i) we enter into a legally binding arrangement with a customer for the license of software; (ii) we deliver the products; (iii) customer payment is deemed fixed and determinable and free of contingencies or significant uncertainties; and (iv) collection is probably. Substantially all of our new software license revenues are recognized in this manner.

Revenues from consulting services are generally recognized as the services are performed.

In certain consulting contracts, modifications to software may be accounted for based upon contract accounting using the completed contract method. Contract accounting is applied to any arrangement: (i) that includes milestones or customer specific acceptance criteria that maybe effect collection of software license fees; (ii) where services include significant modification or customization of software; or (iii) where software license payment is tied to the performance of consulting services.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies & Estimates

The following describes critical accounting policies and estimates:

Use of Estimates

It is important to note that when preparing the financial statements in conformity with U.S. generally accepted accounting principles, management is required to make certain estimates and assumptions that affect the amounts reported and disclosed in the financial statements and related notes. Actual results could differ if those estimates and assumptions approve to be incorrect.

On an ongoing basis, we evaluate our estimates, including those related to estimated customer life, used to determine the appropriate amortization period for deferred revenue and deferred costs associated with licensing fees, the useful lives of property and equipment as well as in U.S. dollar exchange rates with the Russian ruble, among others, as well as our estimates of the value of common stock for the purpose of determining stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Work in Progress

Work in progress represents consulting projects billable in accordance with the terms of a contract at specified stages of completion and consists of accumulated costs of materials and time charges not yet billed. To the extent that the terms are altered or our performance under these contracts is delayed, our estimates will be wrong and may impact when revenue is recognized.

Stock-Based Compensation

The Company accounts for stock based compensation using the fair value method.

Software Costs

Software development costs are accounted for in accordance with SFAS No. 86 “Accounting for the Costs of Computers, Software to be Sold, Leased, or Otherwise Marketed” and SOP No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

Revenue Recognition

The Company derives revenue from the following sources: (1) software, which includes the sale of software license’s, and (2) services, which includes consulting and maintenance.

The Company records revenue pursuant to SOP No. 97-2, “Software Revenue Recognition”, issued by the AICPA.

For software license arrangements that do not require significant modification or customization, we recognized new software license revenue when: (1) we enter into a legally binding arrangement with a customer for the license of software; (2) we deliver the products; (3) customer payment is deemed fixed and determinable and free of contingencies or significant uncertainties; and (4) collection is probable. Substantially all of our new software license revenues are recognized in this manner.

Revenues from consulting services are generally recognized as the services are performed.

In certain consulting contracts, modifications to software may be accounted for based upon contract accounting using the completed contract method. Contract accounting is applied to any arrangement: (1) that includes milestones or customer specific acceptance criteria that may effect collection of software license fees; (2) where services include significant modification or customization of software; or (3) where software license payment is tied to the performance of consulting services.

Foreign Currency Translation

The Company considers the Russian ruble to be its functional currency. Assets and liabilities were translated into U.S. dollars at the period end exchange rates. Statement of Operations amounts were translated using the average rate during the year. Gains and losses resulting from translating foreign currency financial statements were accumulated in other comprehensive income (loss), a separate component of stockholder’s equity (deficit). Drastic fluctuations in the exchange rate of the U.S. dollar and the Russian ruble will affect our financial statements.

Item 3. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in Internal Controls Over Financial Reporting. There were no changes in our internal controls over financial reporting during the fiscal quarter covered by this Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to or the subject of any pending legal proceeding or any contemplated proceeding of a governmental authority.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

As disclosed in Note B to the Company’s financial statements filed with this Quarterly Report on Form 10-QSB, on January 2, 2006, the Company signed a management consulting agreement with the four former owners of TAIS for $100,000 a year each. During the three months ended September 30, 2006, the Company has included in shares outstanding an additional 1,453,423 shares of common stock although the shares have not yet been issued. When issuing the shares, the Company intends to rely upon the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended, as the issuance will not involve a public offering. There will be no proceeds to the Company upon such issuance.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification by Roman Price, the Principal Executive Officer of Ultitek, Ltd., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification by Paul Freed, CPA, the Principal Accounting Officer of Ultitek, Ltd., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Roman Price, the Principal Executive Officer of Ultitek, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Paul Free, the Principal Accounting Officer of Ultitek, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTITEK, LTD.

By:	/s/ Paul Freed
PAUL FREED Chief Financial Officer (Principal Accounting Officer) of Ultitek, Ltd.