Form 10QSB/A
period 2006-09-30
ULTITEK LTD
filed 2007-01-10
CIK 1327299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______

FORM 10-QSB/A
Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2006
OR
☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

	Commission file number:	000-51819
ULTITEK, LTD.
(Exact Name of Registrant as Specified in Its Charter)
	Nevada	20-2556241
	(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
	560 Sylvan Avenue Englewood Cliffs, NJ	07632
	(Address of Principal Executive Offices)	(Zip Code)
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
☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 72,043,756 shares of common stock, par value $0.0001 per share, issued and outstanding as of November 14, 2006.

Transitional Small Business Disclosure Format (check one):   ☐ Yes ☒ No

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

ULTITEK, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2006	2005
	(Restated)	(Restated)
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$69,043	$60,324
Accounts receivable	503,514	237,576
Work in progress	391,444	146,792
Prepaid expenses	220,381	121,909
Total Current Assets	1,184,382	566,601

OFFICE EQUIPMENT, net of accumulated depreciation of $49,419 (unaudited) and $37,604, respectively	52,018	45,045

Total Assets	$1,236,400	$611,646

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Note payable to individual		$50,000
Accounts payable	$884,464	433,375
Accrued salaries and related taxes	51,967	19,133
Accrued income taxes		30,305
Accrued expenses-other	26,382	2,846
Total Current Liabilities	962,813	535,659

7% CONVERTIBLE DEBENTURE	332,671

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001, authorized 100,000,000 shares, none issued and outstanding
Common stock, par value $0.0001, authorized 1,000,000,000 shares, issued and outstanding 72,043,756 and 56,190,333 at September 30, 2006 (unaudited) and December 31, 2005, respectively	7,204	5,619
Additional paid in capital	7,725,063	1,078,931
Retained earnings (deficit)	(7,811,317)	(1,026,639)
Accumulated and comprehensive income	18,966	18,526
Stock subscription receivable		(450)
Total Stockholders' Equity (Deficit)	(60,084)	75,987
	$1,235,400	$611,646

See accompanying notes to financial statements.

ULTITEK, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Restated)	(Unaudited)	(Restated)	(Unaudited)
	(Unaudited)		(Unaudited)

Revenues	$284,697	$495,121	$1,109,950	$1,089,152
Costs and expenses:
Cost of revenues	231,812	196,728	940,411	682,350
Selling, general and administrative expenses	204,285	87,277	6,241,874	756,720
Research and development expenses	37,600	15,500	88,850	18,500
Interest Expense	17,021		604,228
Depreciation	4,414	5,135	11,815	10,729

Total Costs and Expenses	495,132	304,640	7,887,178	1,468,299

NET INCOME (LOSS) BEFORE TAXES	(210,435)	190,481	(6,777,228)	(379,147)
PROVISION FOR INCOME TAXES	1,845	63,007	7,450	67,327

NET INCOME (LOSS)	($212,280)	$127,474	($6,784,678)	($446,474)

NET LOSS PER COMMON SHARE (Basic and Diluted)	($0.01)	$0.01	($0.10)	($0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	71,347,294	55,293,208	69,101,507	34,731,492

See accompanying notes to financial statements.

ULTITEK, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2006	2005
	(Restated)	(Unaudited)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	($6,784,678)	($446,474)
Adjustments to reconcile net income (loss) to net
Cash provided by operating activities
Depreciation	11,815	10,729
Stock based compensation	5,822,651	562,100
Amortization of discount	13,954
Beneficial conversion feature	573,783
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(265,938)	(301,598)
(Increase) decrease in work in progress	(244,652)	(90,918)
(Increase) decrease in prepaid expenses	(98,471)	9,281
Increase (decrease) in accounts payable	451,090	(92,631)
Increase (decrease) in accrued salaries
and related taxes	32,834	41,315
Increase in customer deposits		290,000
Increase (decrease) in accrued income taxes	(30,305)	67,327
Increase in accrued expenses-other	24,534	1,815
Net cash provided by (used in) operating activities	(493,383)	50,946

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of office equipment	(18,788)	(11,316)
Net cash used in investing activities	(18,788)	(11,316)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of 7% convertible debenture	570,000
Note payable to individual	(50,000)	50,000
Sale of common stock		75,250
Stock subscription receivable	450	(450)
Net cash provided by financing activities	520,450	124,800

EFFECT OF EXCHANGE RATE ON CASH	440	(160)

INCREASE (DECREASE) IN CASH	8,719	164,270

CASH AT BEGINNING OF PERIOD	60,324	14,801

CASH AT END OF PERIOD	$69,043	$179,071

See accompanying notes to financial statements.

ULTITEK, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
	Nine Months Ended
	September 30,
	2006	2005
	(Restated)	(Unaudited)
	(Unaudited)
SUPPLEMENTAL CASH FLOW DISCLOSURES
Non-cash transactions:
Issuance of 25,000,000 shares of common stock as stock based compensation		$425,000
Issuance of 500,000 sharesof common stock for legal services		75,000
Issuance of 266,667 shares of common stock as stock based compensation		200,000
Issuance of 1,853,423 shares of common stock as stock based compensation	300,000
Issuance of 2,000,000 shares of common stock for legal services	500,000
Issuance of 12,000,000 shares of common stock as stock based compensation	3,000,000
Fair value of warrants associated with 7% convertible debentures	251,283
Fair value of options and warrants issued	2,022,651

See accompanying notes to financial statements.

ULTITEK, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A - RESTATEMENT

The Company’s financial statements for the three and nine months ended September 30, 2006 have been restated. The effects of the restatements are presented below.

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	As Reported	As Restated	As Reported	As Restated
7% Convertible debenture (1)	$365,388	$332,671	$365,388	$332,671
Additional paid in capital (2) (4) (5)	2,483,406	7,725,063	2,483,406	7,725,063
Selling general and administrative Expenses (3) (4)			1,617,522	6,241,874
Interest Expense (5)	8,834	17,021	19,039	604,228
Accrued salaries and wages (3)
Retained earnings (deficit)	(2,601,777)	(7,811,317)	(2,601,777)	(7,811,317)

Earnings per share	$(0.01)	$(0.01)	$(0.02)	$(0.10)

Notes:
(1)	Restated to give effect to the fair value of the warrants associated with the convertible debentures.
(2)	Restated to account for consulting contracts based upon the fair value of services received instead of using the fair value of common stock.
(3)	Reclassification of accrued consulting services.
(4)
Revaluation of shares issued to officers and directors, revaluation of options and warrants as a result of using the market price of the stock as traded on the “Pink Sheets” and the resulting change in volatility.

(5)	Restated to give effect to beneficial conversion feature relating to convertible debentures

NOTE B - BASIS OF PRESENTATION

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

NOTE C - STOCKHOLDERS’ EQUITY (DEFICIT)

On January 2, 2006, the Company signed a management consulting agreement with the four former owners of TAIS for $100,000 a year each. During the period March 15, 2005 to March 15, 2006, each employee will receive 133,333 shares of the Company’s common stock. During the period March 15, 2006 to March 15, 2010, the annual consulting fee remains at $100,000 and is payable monthly in common stock of the

ULTITEK, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE C - STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

Liquidity and Capital Resources

As of September 30, 2006, we had $69,043 cash on hand and had a net loss of $6,784,678. We have financed our operations to date from loans, the sale of equity securities and through revenues.

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

Our SG&A expenses increased by $5,485,154, or approximately 724.9%, from $756,720 for the nine months ended September 30, 2005 to $6,241,874 for the for the nine months ended September 30, 2006. This increase was primarily due to an increase in stock based compensation representing the fair value of stock, options, and warrants issued to officers, directors, consultants and employees.

Our Interest expense increased by $604,228, from $0 to $604,228 for the nine months ended September 30, 2006. This increase was due to the recognition of beneficial conversion features on convertible debentures issued by the Company.

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

Our SG&A expenses increased by $117,008, or approximately 134.1%, from $87,277 for the three months ended September 30, 2005 to $204,285 for the three moths ended September 30, 2006. This increase was primarily due to an increase in stock based compensation representing the fair value of stock, options, and warrants issued to officers, directors, consultants and employees.

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

Convertible Debentures

The Company accounts for its convertible debentures with detachable warrants in accordance with Accounting Principles Board (“APB”) Opinion 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants (as amended)”, which requires the portion of the proceeds of debt securities issued with detachable warrants which is allocable to the warrants to be accounted for as Paid-in capital. The allocation is based upon the relative fair value method.

Beneficial Conversion Features

The Company follows EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, and EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” in accounting for beneficial conversion features associated with its convertible debentures. A beneficial conversion feature is computed as the difference between the effective conversion price and the fair value of the stock at the commitment date multiplied by the number of shares which the security is convertible. The effective conversion price is determined by first allocating the portion of the proceeds to the detachable warrants using the relative fair value method.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.
EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification by Roman Price, the Principal Executive Officer of Ultitek, Ltd., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification by Paul Freed, CPA, the Principal Accounting Officer of Ultitek, Ltd., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Roman Price, the Principal Executive Officer of Ultitek, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Paul Freed, the Principal Accounting Officer of Ultitek, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTITEK, LTD.

Date: January 9, 2007	By:	/s/ Paul Freed
PAUL FREED Chief Financial Officer (Principal Accounting Officer) of Ultitek, Ltd.