Form 10QSB/A
period 2006-09-30
ULTITEK LTD
filed 2007-02-09
CIK 1327299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB/A
Amendment No. 2

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR
☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________

Commission file number: 000-51819

ULTITEK, LTD.
(Exact Name of Registrant as Specified in Its Charter)
Nevada	20-2556241
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
560 Sylvan Avenue Englewood Cliffs, NJ	07632
(Address of Principal Executive Offices)	(Zip Code)
(201) 541-1700
(Registrant’s Telephone Number, Including Area Code)

N/A
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
☐ Yes ☐ No
APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 72,043,756 shares of common stock, par value $0.0001 per share, issued and outstanding as of February 9, 2007.

Transitional Small Business Disclosure Format (check one): ☐ Yes ☒ No

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

ULTITEK, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Restated)	(Restated)
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$69,043	$60,324
Accounts receivable	503,514	237,576
Work in progress	391,444	146,792
Prepaid expenses	289,380	406,909
Total Current Assets	1,253,381	851,601

OFFICE EQUIPMENT, net of accumulated depreciation
of $49,419 (unaudited) and $37,604, respectively	52,018	45,045

Total Assets	$1,305,399	$896,646

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Note payable to individual		$50,000
Accounts payable	$884,464	433,375
Accrued salaries and related taxes	51,967	19,133
Accrued income taxes		30,305
Accrued expenses-other	26,772	2,846
Total Current Liabilities	963,203	535,659

7% CONVERTIBLE DEBENTURE	329,921

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001, authorized
100,000,000 shares, none issued and outstanding
Common stock, par value $0.0001, authorized
1,000,000,000 shares, issued and outstanding
72,043,756 and 56,190,333 at September 30, 2006
(unaudited) and December 31, 2005, respectively	7,204	5,619
Additional paid in capital	8,010,063	1,363,931
Retained earnings (deficit)	(8,023,958)	(1,026,639)
Accumulated and comprehensive income	18,966	18,526
Stock subscription receivable		(450)
Total Stockholders' Equity (Deficit)	12,275	360,987
	$1,305,399	$896,646

See accompanying notes to financial statements.

ULTITEK, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Restated)	(Unaudited)	(Restated)	(Unaudited)
	(Unaudited)		(Unaudited)

Revenues	$284,697	$495,121	$1,109,950	$1,089,152
Costs and expenses:
Cost of revenues	231,812	196,728	940,411	682,350
Selling, general and administrative
expenses	252,285	87,277	6,454,726	756,720
Research and development expenses	37,600	15,500	88,850	18,500
Interest Expense	21,852		604,017
Depreciation	4,414	5,135	11,815	10,729

Total Costs and Expenses	547,963	304,640	8,099,819	1,468,299

NET INCOME (LOSS) BEFORE
TAXES	(263,266)	190,481	(6,989,869)	(379,147)
PROVISION FOR INCOME TAXES	1,845	63,007	7,450	67,327

NET INCOME (LOSS)	($265,111)	$127,474	($6,997,319)	($446,474)

NET LOSS PER COMMON
SHARE (Basic and Diluted)	($0.01)	$0.01	($0.10)	($0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	71,347,294	55,293,208	69,101,507	34,731,492

See accompanying notes to financial statements.

ULTITEK, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2006	2005
	(Restated)	(Unaudited)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	($6,997,319)	($446,474)
Adjustments to reconcile net income (loss) to net
Cash provided by operating activities
Depreciation	11,815	10,729
Stock based compensation	5,822,651	562,100
Amortization of discount	11,204
Beneficial conversion feature	573,783
Amortization of prepaid legal fees	216,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(265,938)	(301,598)
(Increase) decrease in work in progress	(244,652)	(90,918)
(Increase) decrease in prepaid expenses	(98,471)	9,281
Increase (decrease) in accounts payable	451,090	(92,631)
Increase (decrease) in accrued salaries
and related taxes	32,834	41,315
Increase in customer deposits		290,000
Increase (decrease) in accrued income taxes	(30,305)	67,327
Increase in accrued expenses-other	23,925	1,815
Net cash provided by (used in) operating
activities	(493,383)	50,946

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of office equipment	(18,788)	(11,316)
Net cash used in investing activities	(18,788)	(11,316)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of 7% convertible debenture	570,000
Note payable to individual	(50,000)	50,000
Sale of common stock		75,250
Stock subscription receivable	450	(450)
Net cash provided by financing activities	520,450	124,800

EFFECT OF EXCHANGE RATE ON CASH	440	(160)

INCREASE (DECREASE) IN CASH	8,719	164,270

CASH AT BEGINNING OF PERIOD	60,324	14,801

CASH AT END OF PERIOD	$69,043	$179,071

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

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	As Reported	As Restated	As Reported	As Restated
Prepaid expenses (5)	$220,381	$289,381	$220,381	$289,381
7% Convertible debenture (1)	$365,388	$329,921	$365,388	$329,921
Additional paid in capital (2)(3) (4) (5)	2,483,406	8,010,063	2,483,406	8,010,063
Selling general and administrative Expenses (2)(3)	204,285	252,285	1,617,522	6,241,874
Interest Expense (4)	8,834	21,852	19,039	604,017
Accrued salaries and wages (2)
Retained earnings (deficit)	(2,601,777)	(8,023,958)	(2,601,777)	(8,023,958)

Earnings per share	$(0.01)	$(0.01)	$(0.02)	$(0.10)

Notes:
(1)
Restated to give effect to the fair value of the warrants associated with the convertible debentures. The Company initially recorded the debentures at their face amount and did not record the relative fair value of the warrants. This restatement is to reduce the face value of the debenture and increase Additional paid-in capital based upon the relative fair value of the warrants in accordance with Accounting Principles Board Opinion 14. The total initial relative fair value of the warrants was determined to $251,283. The relative fair values of the warrants are being amortized into interest expense over the lives of the debentures. In determining the relative fair value of the warrants, the Company utilized the Black-Scholes option pricing model.

(2)
Restated to account for consulting contracts. The Company has agreements to pay the four former owners of TAIS a total of $400,000 per year, payable in stock or cash. The Company restated its financial statements to record the contracts at the dollar value of the contracts. The Company also has restated its financial statements to reflect the common stock issuable under these contracts as issued rather than as liabilities.

(3)
Revaluation of shares issued to officers and directors, revaluation of options and warrants as a result of using the market price of the stock as traded on the “Pink Sheets” and the resulting change in volatility. The Company initially valued these shares at $70,000, revalued the shares to $132,000 based upon an independent valuation analysis and finally revalued the shares to $3,500,000 based upon the price traded on the “Pink Sheets”. The Company also revalued its options and warrants issued to officers and directors. The Company utilized the Black-Scholes option pricing model. The initial input in the model utilized the stock price determined by the independent valuation analysis rather than the “Pink Sheet” price. The initial Black-Scholes value of the options and warrants was $686,300 and the revised Black-Scholes value of the options and warrants was $2,022,651.

ULTITEK, LTD. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A - RESTATEMENT

(4)
Restated to give effect to beneficial conversion feature relating to convertible debentures. The Company Initially determined that no beneficial conversion features existed utilizing the stock prices computed in the independent valuation analysis. The Company revised its computation to utilize the “Pink Sheet” trading price of the stock. As a result of this revised computation, beneficial conversion features of $573,783 during the nine months ended September 30, 2006 were recognized.

(5)
Restated to revise the valuation of legal services which were initially recorded at $75,000, which was the determined value of the services received, to $360,000, which was the price traded on the “Pink Sheets”. The legal fees were prepaid in 2005 and are being amortized as the services are being performed. For the nine months ended September 30, 2006, $216,000 of these prepaid legal fees were expenses as the services were rendered.

Additionally, the 10QSB filed by the Company on November 14, 2006 contained an error in the computation of the weighted average shares outstanding for the nine months ended September 30, 2006. This error was corrected in the 10QSB filed by the Company on January 10, 2007

NOTE B - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Ultitek, LTD. and Subsidiaries annual report on amended Form SB for the year ended December 31, 2005 filed on February 9, 2007.

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

Liquidity and Capital Resources

As of September 30, 2006, we had $69,043 cash on hand and had a net loss of $6,997,319. We have financed our operations to date from loans, the sale of equity securities and through revenues.

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

Our SG&A expenses increased by $5,698,006, or approximately 753%, from $756,720 for the nine months ended September 30, 2005 to $6,454,726 for the for the nine months ended September 30, 2006. This increase was primarily due to an increase in stock based compensation representing the fair value of stock, options, and warrants issued to officers, directors, consultants and employees.

Our Interest expense increased by $604,017, from $0 to $604,017 for the nine months ended September 30, 2006. This increase was due to the recognition of beneficial conversion features on convertible debentures issued by the Company.

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

Our SG&A expenses increased by $165,008, or approximately 189.1%, from $87,277 for the three months ended September 30, 2005 to $252,285 for the three moths ended September 30, 2006. This increase was primarily due to an increase in stock based compensation representing the fair value of stock, options, and warrants issued to officers, directors, consultants and employees.

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

ULTITEK, LTD.

Date: February 9, 2007	By:	/s/ Paul Freed
PAUL FREED Chief Financial Officer (Principal Accounting Officer) of Ultitek, Ltd.