Form 10QSB/A
period 2006-09-30
ULTITEK LTD
filed 2007-02-28
CIK 1327299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB/A
Amendment No. 3

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
☐ Yes ☐ No
APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 72,043,756 shares of common stock, par value $0.0001 per share, issued and outstanding as of February 28, 2007.

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

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	As Reported	As Restated	As Reported	As Restated
Prepaid expenses (5)	$220,381	$289,381	$220,381	$289,381
7% Convertible debenture (1)	$365,388	$329,921	$365,388	$329,921
Additional paid in capital (2)(3) (4) (5)	2,483,406	8,010,063	2,483,406	8,010,063
Selling general and administrative Expenses (2)(3)	204,285	252,285	1,617,522	6,241,874
Interest Expense (4)	8,834	21,852	19,039	604,017
Accrued salaries and wages (2)
Retained earnings (deficit)	(2,601,777)	(8,023,958)	(2,601,777)	(8,023,958)

Earnings per share	$(0.01)	$(0.01)	$(0.02)	$(0.10)
Weighted average shares outstanding (6)		71,347,294	104,224,926	69,101,507

The following summarizes the impact on earnings per share of the above restatements:

Nine Months Ended September 30, 2006
Earnings per share as reported	$(0.02)
Beneficial conversion feature adjustment relating to convertible debenture	(0.01)
Revision in valuation of stock based compensation for officers, consultants and others and the fair value compensation for the issuances of stock options and warrants	(0.07)

Earnings per share restated	$(0.10)

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

(6)
The 10QSB filed by the Company on November 14, 2006 contained an error in the computation of the weighted average shares outstanding for the nine months ended September 30, 2006. This error was corrected in the 10QSB filed by the Company on January 10, 2007.

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

ULTITEK, LTD.

Date: February 28, 2007	By:	/s/ Paul Freed
PAUL FREED Chief Financial Officer (Principal Accounting Officer) of Ultitek, Ltd.