Form 10KSB
period 2006-12-31
ULTITEK LTD
filed 2007-04-17
CIK 1327299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-51819

ULTITEK, LTD.

(Name of small business issuer in its charter)

Nevada	20-2556241
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

560 Sylvan Avenue, EnglewoodCliffs, New Jersey	07632
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (201) 541-1700

Copies to:
The Sourlis Law Firm
Virginia K. Sourlis, Esq.
The Galleria
2 Bridge Avenue
Red Bank, New Jersey 07701
(732) 530-9007
www.SourlisLaw.com

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.0001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for most recent fiscal year: $1,871,988

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). Approximately $2,385,647 based on an aggregate amount of 17,040,333 shares of Common Stock at a sales price of $0.14 on March 27, 2007.

State the number shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of April 12, 2007, there were 72,290,333 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS	4
PART I	4
Item 1. Description of Business.	4
History	4
Common Stock	4
Our Principal Products and Services	4
Revenue	6
Summary Financial Information	6
Security Features	7
Background	7
Technology	7
Competition	8
Our Marketing Strategy	9
Competitive Edge	10
Registered Patents	11
Pricing Strategy	11
Promotion Strategy	12
Employees	12
Available Information	12
Item 2. Description of Property.	12
Item 3. Legal Proceedings.	13
Item 4. Submission of Matters to a Vote of Security Holders.	13
PART II	13
Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	13
Our Common Stock	13
Dividend Policy	15
Transfer Agent	15
Recent Sales of Unregistered Securities	15
Securities Authorized for Issuance under Equity Compensation Plans	16
Item 6. Management’s Discussion and Analysis or Plan of Operation.	16
Basis of Presentation	16
Business Overview	17
Industry Overview	17
Market Trends	18
Liquidity and Capital Resources	18
Results of Operations	19
Research and Development	19
Revenue Recognition	19
Off-Balance Sheet Arrangements	20
Critical Accounting Policies & Estimates	20
RISKS ASSOCIATED WITH OUR BUSINESS	21
Item 7. Financial Statements.	24

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	24
Item 8A. Controls and Procedures	24
Item 8B. Other Information.	25
PART III	25
Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.	25
Compliance with Section 16(a) of the Securities Exchange Act of 1934	26
Code of Ethics	26
Item 10. Executive Compensation.	27
2006 Summary Compensation Table	27
Options/SAR Grants in Last Fiscal Year	27
Indemnity	28
Director Compensation	28
Employment Agreements	28
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	29
Item 12. Certain Relationships and Related Transactions, and Director Independence	30
Item 13. Exhibits and Reports on Form 8-K	30
Item 14. Principal Accountant Fees and Services	32
SIGNATURES	33

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-KSB are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Ultitek, Ltd., a Nevada corporation (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1. Description of Business.

History

Ultitek, Ltd. (OTCBB: UITK.OB) was incorporated in the state of Delaware on January 11, 2005. On March 11, 2005, the Company was reincorporated in the State of Nevada.

Also on March 11, 2005, the Company entered into a merger agreement with Transport Automation Information Systems, a Russian company (“TAIS”), pursuant to which we acquired all of the issued and outstanding shares of TAIS in exchange for 15,000,000 shares of the Company’s common stock. In connection with the merger, TAIS became a wholly-owned subsidiary of the Company. We operate all of our business through TAIS.

Located in Russia, TAIS owns, operates, sells and maintains an airline operating, reservation and distribution software system in Eastern Europe. TAIS is one of the largest multi-hosting airline reservation companies in the world based upon the number of airlines currently utilizing the system.

Common Stock

As of March 12, 2007, our common stock has been listed for trading on the OTC Bulletin Board under the ticker symbol, “UITK.OB.” Prior to such listing, our common stock had been trading on the Pink Sheets maintained by the NASD under the symbol “UITK.PK.” Stocks traded on the OTCBB and Pink Sheets are usually thinly traded, highly volatile, and not followed by analysts. Investors in our common stock may experience a loss or liquidity problem with their share holdings.

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

The Company’s software, known as the ULTITEK System, consists of the following systems:
• Computerized Reservation System. The Computer Reservations System (“CRS”) is the module primarily designed to maintain seats inventory for airlines and to assist travel agencies book seats and other travel. The CRS has a wide range of travel agency solutions, with an easy graphical interface including tools to run a travel agency productively.
• Global Distribution System. The Global Distribution System (“GDS”) is designed to disseminate flight schedules, seating availability, and pricing information electronically to customers. GDS provides solutions that meet the booking needs of travel agencies or in-house corporate travel departments.
• Airline Operations System. The Airline Operations System (“AOS”) allows a subscriber airline to manage every aspect of the airline’s operations.
• Departure Control System. The Departure Control System (“DCS”) controls passenger registration and identification, boarding passes and seating assignments.

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

The ULTITEK System is currently accredited by International Air Transport Association (“IATA”) defined as a Computerized Reservation System, and has an IATA-designated code. The ULTITEK System communicates with most distribution systems worldwide.

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

ULTITEK will provide a virtual private network based on the Internet. This feature will provide the ULTITEK Systems with the ability to issue tickets for trips involving the subscriber airline or multiple airlines and act as a clearinghouse. Tickets may be issued as e-tickets, smart-card tickets, or via hard copy at a travel agency. This feature allows corporations to make their own reservations and issue tickets at the travel agency of their choice.

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

Revenue

We generate revenue through our licensing of the ULTITEK System to subscriber airlines and through our support and maintenance fees and consulting agreements. We currently have approximately 24 licensing agreements with reservation centers throughout the former Soviet Union servicing 62 airlines and over 5,000 travel agents. We also license our software directly to three airlines in the former Soviet Union which includes us providing support services to them on a time and material basis. Our agreements provide for a one time lump sum licensing fee ranging between $10,000 and $100,000 depending on the number of locations, volume of passengers, number of servers, number of computers and the like. In addition, we offer separate maintenance agreements based on time and material, which agreements are renewable annually, and we sell upgrades of our software to the reservation centers, airports, theaters and our other customers.

As of December 31, 2006, we had a net loss of $7,411,167 and a stockholders’ deficit of $325,731, causing our auditors to express their doubt as to our ability to continue as a going concern.

Summary Financial Information

The table below summarizes (i) our audited balance sheet at December 31, 2006, compared to December 31, 2005 and (iii) our statement of operations for the audited year ended December 31, 2006 compared to December 31, 2005. Prior to our acquisition of TAIS on March 11, 2005, we were a non-operating “shell” corporation. For financial statement purposes, the merger has been reflected as though it occurred on January 1, 2004 and the historical statements prior to the date of merger are those of TAIS.

These amounts are shown as restated. See Note A to the Consolidated Financial Statements included in this Registration Statement on Form 10-SB:

	At December 31,
	2006 (Audited)	2005 (Audited)
Balance Sheet:
Cash	$6,900	$60,324
Total Assets	$1,081,935	$896,646
Total Liabilities	$1,407,606	$535,659
Total Stockholders’ Equity (Deficit)	$(325,731)	$360,987

	For the Fiscal Year Ended December 31,
	2006 (Audited)	2005 (Audited)
Statement of Operations:
Revenue	$1,871,988	$1,171,797
Net Loss	$(7,411,167)	$(1,029,012)
Net Loss Per Share of Common Stock	$(0.11)	$(0.03)

Security Features

The ULTITEK System provides airlines the technology infrastructure required for implementing improved security procedures. The distributed, confederated database technology provides data warehousing capabilities that can be used as a repository of government agency provided information (photographs and other data) about known terrorists and other individuals posing a threat or risk to carriers and their passengers. This data can be used to identify possible threats when reservations and/or bookings are made and to notify appropriate authorities as well as to flag gate agents and airport security officers.

Because the system is Web enabled and readily handles images, passenger identify checks (assuming availability of base data and compliance with all applicable international conventions, local laws and civil liberty protections in force in each host location) can be implemented at the check in counter, where presented photo ids can be verified against documents of record in the system, and at the boarding gate to assure that a boarding pass issued to one individual is not being presented by another.

Background

In 1968, Aeroflot, the largest airline in the world, commenced development of a system to operate its entire operation. The system was named SIREN I. In 1972, the system was installed in all Moscow airports. In 1982, the system was upgraded and SIREN II was released on Russian-based mainframes. Moscow alone handles 20 million passengers a year on this system. In 1989, after the Soviet Union break up, a company called TAIS was established and the existing development team stayed on and created a new version of the system on a UNIX based operating system thereby making it capable of running on any modern hardware platform available in the world. TAIS maintained and enhanced the system and currently supports over 30 computer reservation centers with 62 airlines and over 5,000 travel agents.

In March 2005, through a share exchange agreement, we obtained 100% of the stock in TAIS. Since the 1940s, airlines have sought to automate and streamline their reservations systems and develop markets via electronic-mechanical services and systems. In 1978, the travel industry changed dramatically when the U.S. deregulated its airlines and let carriers set whatever routes and rates they wanted. This sparked a series of competitive fare wars and customer incentive plans. Subsequently, the same deregulation occurred in Europe and Asia. Deregulation has been a stimulus for airline growth worldwide. This combination will lead to continued market growth for Computerized Reservation System and Global Distribution System providers. Also, the Internet continues to provide market growth potential.

Regional airlines, which initially filled the voids by big airlines after deregulation, have found several material advantages by being smaller. However, the advantages do not include the expensive reservation systems that are owned by their large competitors.

Because we are neither airline-owned nor affiliated, our subscriber airlines can rely on the confidentiality of their proprietary information. Confidentiality, significant price savings and state-of-the-art technology will make us an attractive option for any size airline.

Technology

The ULTITEK System is based on multi-tier client server technology, which is far ahead of the mainframe-based technology of our competitors. The cost per transaction using a mainframe-based technology is higher because it is more expensive to maintain and program, than using a UNIX service based machine that involves new technology and less expensive to maintain and program. The database and server applications are hosted on high availability UNIX servers (systems available from all manufacturers), or on Intel based platforms running LINUX or SCO UNIX. Since our system is Web enabled, the user’s access to the system can be through any computer capable of running a Web browser with 128-bit encryption. In a multi-client server technology, multiple users can be on the same system accessing the same or different information through passwords and permissions granted. The applications are written in Basic, C and C++, all of which are well documented and easily maintained. Relational database technology replicated across globally distributed and confederated servers assures security and disaster recovery. Inter-server and server to client communications are provided by Internet-based virtual private network technology. Clients can also access the system via private networks and/or point-to-point communications. Our customers will have the option of acquiring and operating their own system, or of having their system hosted by us at our three globally distributed data centers. We will also provide hot back up and disaster recovery services for customers that operate their own data centers. Our hot back up service encompasses three computer system back-ups located in three different parts of the world, Moscow, United States and France. Our hot back up service provides an automatic switch over to one of these three computer systems should any one of our customers’ experience an emergency and the need to continue using the system. Our back up system is “hot” meaning in the event of an emergency; the system recognizes the problem and automatically switches the customer’s system over to one of the back up systems so the customer can continue utilizing the service without having to do anything.

We do not expect to incur significant research and development expenses with respect to our software. At this point, we do not anticipate significant changes in research and development for our software. Consequently, any significant increases in research and development will be predicated entirely upon the particular circumstances of any acquisitions that we make, including the state of development of the technology, the complexity and the requirement for modification or integration with other solutions.

Competition

A wave of code-sharing agreements (which allow carriers to book each others’ seats) and powerful scheduling and marketing pacts between top airlines has created a tight market for Computerized Reservation Systems and Global Distribution Systems.

The Computerized Reservation System and Global Distribution System industry major market participants that control the industry which are airline related or owned are:

(i) Sabre

Sabre is a publicly traded company (Symbol: TSG). Formerly American Airlines Holdings owned approximately 85% of Sabre and spun it off as a separate company. Sabre controls a major portion of the travel reservations industry. Formerly operating as The Sabre Group Holdings, this Fort Worth, Texas based group operates one of the world’s largest computerized travel reservations system (CRS). Sabre handles more than 400 million bookings each year and is used by travel agencies and corporate travel departments to book airline tickets and make rental car and hotel reservations. Individual consumers can accomplish the same by using Sabre’s Travelocity web site, a service that includes currency converters, destination guides, maps and weather forecasts. To expand its international profile Sabre formed a joint venture with Abacus International to manage travel in the Asia-Pacific region. To date, however, Sabre has little presence in Asia and Africa. The Company’s customers are primarily located in the United States, Europe, Canada and Latin America, and are concentrated in the travel industry.

(ii) Galileo

Galileo is owned by Cendant, the hospitality company. The Rosemont, Illinois-based Company operates one of the world’s largest computerized travel reservations system (CRS) for the travel industry behind Sabre. The Company completed approximately 350 million bookings in 1998, representing an estimated $60 billion in travel services. The Company has grown through acquisitions, including Apollo Travel Services, Swissair’s Traviswiss system, and KLM’s Galileo Netherlands operations.

(iii) Amadeus

Currently, Amadeus is not a reservation system but one of the largest Global Distribution System (GDS) companies in the world. A global travel distribution system distributes travel information. It is estimated that over $700 million was spent initially to develop this distribution system. On October 1, 1999 Amadeus completed an IPO to raise 900 million Euros to complete this project. Founded in 1987, and fully operational from 1992, Amadeus became a public listed company in 1999. Currently, three founder airline shareholders hold 59.92% of the company in the following proportions: Air France (23.36%), Iberia (18.28%) and Lufthansa (18.28%). The remaining 40.08% of shares are held publicly. Operations are located in Europe.

(iv) Worldspan

Worldspan is owned by affiliates of Delta Air Lines, Inc., Northwest Airlines and Trans World Airlines, Inc. Its world headquarters is located in Atlanta, Georgia with international headquarters in London, England, which services and supports customers in Europe, Africa, the Middle East and the Asia Pacific. Worldspan International, Inc., Toronto, Canada and Worldspan de Mexico, Mexico City are its subsidiaries.

(v) Abacus

Established in May 1988, with its headquarters in Singapore, Abacus International Holdings, which has a 65 percent stake in Abacus International, is jointly owned by Asian airlines - All Nippon Airways, Cathay Pacific Airways, China Airways, EVA Airways, Garuda Indonesia, Hong Kong Dragon Airlines, Malaysia Airlines, Philippine Airlines, Royal Brunei Airlines, Silk Air and Singapore Airlines. In February 1998, Sabre, formed a strategic alliance with Abacus by taking a 35 percent equity investment in Abacus. Abacus’ core Computerized Reservation System functions focuses on the distribution of airline, hotel, car rental and cruise companies. Abacus also provides travel-related information through the Timatic regulations, facilities for credit card validation, currency conversion and the checking of excess baggage rates.

(vi) Gabriel

Gabriel Passenger Management is the world’s largest international multi-hosting systems, providing users with passenger reservation and management information. Most of its business is done in Europe. Operating on a shared mainframe system, customers are charged on a transaction basis and the company claims it keeps the security and confidentiality of its customers in mind. It has links to associated modules such as fares, check in, baggage, and ticketing. Gabriel is owned by consortium of airlines.

(vii) Other hosted solutions

Several large airlines provide hosting facility for the inventory system to the small airlines. That means the entire database of their routes, schedules, statistics and other very sensitive data are completely available to the competing airline.

Our Marketing Strategy

We plan to capitalize on our strategy by providing the industry a complete turnkey solution to airlines (initially, small to medium sized airlines). This solution will encompass the Computerized Reservation System, Global Distribution System, Airline Operations System and Departure Control System requirements of airlines. Heretofore, airlines without the resources to fund their own information technology utilize the resources of larger airlines or subscribed to Sabre, Galileo, Worldspan, etc., to meet their needs. Moreover, the systems work on large mainframe computers and all application requirements are not integrated. Our solution was developed on state of the art hardware and software and is totally integrated. The result is a solution that is less expensive, more comprehensive and more flexible than the present competition.

TAIS maintained and enhanced the system and currently supports over 24 computer reservation centers with 62 airlines and over 5,000 travel agents. We directly license our software to three airlines in the former Soviet Union which includes us support services to them on a time and material basis.

We will grant a nonexclusive license of the ULTITEK System to a subscriber airline which can use the system independently or have it hosted by us which is an independent airline service provider as opposed to being hosted by a competitor airline.

Our strategy is to:

(a)	Focus on the Airline Carrier market segment;

(b)	Provide direct public Internet based reservations and ticketing;

(c)	Emphasize system sales and distribution access to travel agencies after initial market penetration has been achieved;

(d)	Provide Internet/Intranet/Extranet based corporate travel systems;

(e)	Provide a suite of products to the travel industry.

The marketing strategy is based on the fact that we will provide the only alternative in an oligopolistic marketplace. A marketing program for the product will be launched to establish image awareness. Our suite of products is designed to work together and offer strong flexible controls. Subscriber airlines will be most receptive to a totally integrated and independent computerized travel reservations system (CRS) and an airline operations system (AOS). We also allow subscriber airlines to target specific travel agents with customized offers to maximize the value of strategic promotions, incentives and deals.

We will develop a suite of browser-based corporate products to draw a share of ever increasing Internet bookings. Our most important initial group of customers will be airlines that are now captives of their high-priced competitors. Additionally, travel agents and other travel related segments will be targeted utilizing our Global Distribution System. Over 5,000 travel agents currently use the present system on which our product is based.

After aircraft, information technology is the largest cost component of an airline. We will focus on high-technology software, services and networking and sell to the large, medium and small airlines.

Competitive Edge

Our product has handled more passengers than any other airline information system. Our product is a state of the art software system with a relational database that allows us to adopt the latest customer needs. Our main competitors use mainframes which are expensive and antiquated and can’t perform such tasks without great expense and delay. In addition, mainframe based reservation systems were never designed to respond to high speed automated relational queries driven by hundreds of millions of users.

Our competitive advantages include:

(i)	airline independence;

(ii)	our own secure environment;

(iii)	total solution including Computerized Reservation System, Global Distribution System, Airline Operations System;

(iv)	purchase and hosted solutions available;

(v)	hardware independent;

(vi)	lower cost;

(vii)	Internet, Extranet and Intranet solutions;

(viii)	Multi-lingual user interfaces;

(ix)	Customized solutions; and

(x)	Disaster recovery support.

Registered Patents

We have the following registered patents with the Russian Federation Agency for Patents and Trademarks:

980401 - “Agent” subsystem for reservation
980402 - “Station” reservations administrator station
980403 - “Resurs” inventory control subsystem
990270 - “TEMUL98” Terminal emulator
990271 - “Sirin” Multi-hosting interface
990272 - “SP” Network processor
2002611315 - “SIRIN” Airline Global Distribution System
2002611388 - “TARAS” Tariff subsystem for “SIRIN”
2004610897 - “Autovokzal-2” Intercity Bus Terminal Management System

Pricing Strategy

Our product pricing is determined by its focus on entering an oligopolistic market. We will aim at the 1,000 strong airline markets with prices which will generate significant savings to airlines. We do not expect that any price changes by competitors will affect our ability to license our product because airlines prefer their information and data independence over pricing.

The ULTITEK System is licensed by module. The average licensing agreement to the small airline is anticipated to generate approximately $10 million in licensing fees over the life of the license agreement. Financing and leasing programs are available.

Leasing is the standard approach and we will provide leasing referral assistance to airlines. The lease is amortized over a five-year period. During this period the above sample airline would spend $25 million on a conventional computerized travel reservations system (CRS) without the additional benefit of owning the system and having a complete airline operations module that covers from reservations to accounting. Over a ten year term the subscriber would save almost twenty million dollars in cost.

As with most major software installations, there will be a maintenance charge of 1.5% or $150,000 per month based on the list price of software.

There will be a royalty charge of 1% or $100,000 per year on the sale of a system. We anticipate that our revenue generated by licensing agreements, installation charges; ongoing maintenance fees will increase as we expand outside the Soviet Union. Currently there are only a few competitors outside of the Soviet Union who offer much higher prices; therefore, we believe we can offer a better software product at commercially reasonable and competitive prices.

If an airline chooses to be hosted by us, there will be transaction charges that are much lower than those charged by current Computerized Reservation System providers. Pricing will reflect a minimum fee per booking.

We are not in the business of selling hardware but will assist new customers in addressing hardware requirements if so requested. In such events, we will make hardware available either for sale or for lease from the hardware vendor.

Consulting contracts for custom enhancements and modifications are anticipated to generate significant revenue. Today, an average hourly rate is well in excess of $200 per hour. Basic training will be included in the price of the system. Additional or special training needs will be priced on a case-by-case basis.

We currently have approximately 24 licensing agreements with reservation centers throughout the former Soviet Union. Our agreements range from three to five years and provide for a one time lump sum licensing fee ranging between $10,000 and $100,000 depending on the number of locations, volume of passengers, number of servers, number of computers and the like. In addition, we offer a separate maintenance agreement based on time and material, which agreements are renewable automatically and we sell upgrades of our software to the reservation centers, airports, theaters and our other customers. We directly license our software to three airlines in the former Soviet Union which includes us providing support services to them on a time and material basis.

Promotion Strategy

Our pre- and post-product-launch promotional campaign will include:
• Trade show exhibits;
• Promotional literature;
• Advertising in industry publications, and selected public media;
• Direct marketing;
• Website advertising;
• Seminars; and
• Distribution of promotional items.

A 24 hours sales desk will be available to answer marketing calls generated by promotional literature and other marketing efforts. We will utilize services of a major advertising agency to develop and oversee our promotional campaign.

Employees

As of April 12, 2007, the Company had 60 full-time employees, 50 of whom are programmers, system analysts and designers and 10 of whom is support and administration staff. All of our 60 full-time employees are located in Moscow. We also retain four consulting firms in Moscow from time to time who utilize an aggregate of approximately 225 consultants to provide programming services on per project basis. We pay our consulting firms a range of $2,000 to $200,000 per project, depending on the complexity and length of the engagement and number of consultants utilized on a particular project. In 2006, we paid an aggregate of $1,057,000 in consulting fees.

Available Information

We are subject to the information reporting requirements of the Exchange Act, and, accordingly, are required to file periodic reports, including quarterly and annual reports and other information with the Securities and Exchange Commission. Such reports and other information may be inspected and copied at the public reference facilities maintained by the Commission at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding registrants that file electronically. The address of the website is http://www.sec.gov.

Item 2. Description of Property.

We currently lease the property and facilities located at 560 Sylvan Avenue, Part 1st Floor, Englewood Cliffs, New Jersey 07632. The owner and landlord to such property is Goodrich Executive L.L.C. The total office space occupied at this location is 550 rentable square feet. The leasehold duration consists of a commencement date of March 1, 2005, and terminates on February 28, 2006, subject to renewal. Under the terms of the lease, the issuer is to pay approximately $1,054.17 per month, or $12,650.00 per annum. Under the terms of the lease, the issuer may only use the property for executive and general offices, where all other uses such as medical, retail, residential, manufacturing and industrial uses are strictly prohibited. On January 16, 2007, the Company renewed its lease on the U.S. facility. The minimum lease commitment for the period March 1, 2007 to February 28, 2008 is $13,475.

Ultitek’s subsidiary TAIS, holds lease to the property and facilities located at Number 39 Building 3, Leningradsky Avenue, Moscow 125167, Russia, and occupies approximately 6,635 square feet. The owner of the building is Ministry of State Property and Central Army Sports Club. Under the term of the lease TAIS pays approximately US$ 8,373.00 per month, according to the current exchange rate. The current lease expires August 31, 2007.

Item 3. Legal Proceedings.

The Company is not a party to or the subject of any pending legal proceeding or any contemplated proceeding of a governmental authority.

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock

As of March 12, 2007, our common stock has been listed for trading on the OTC Bulletin Board under the ticker symbol, “UITK.OB.” Prior to such listing, our common stock had been trading on the Pink Sheets maintained by the NASD under the symbol “UITK.PK.” Stocks traded on the OTCBB and Pink Sheets are usually thinly traded, highly volatile, and not followed by analysts. Investors in our common stock may experience a loss or liquidity problem with their share holdings.

The holders of the Company's common stock are entitled to one vote per share. The common stock holders do not have preemptive rights to purchase, subscribe for, or otherwise acquire any shares of common stock.

Prior to our listing on the OTCBB, there was no active trading in the Company’s common stock. Upon the effectiveness of our Registration Statement on Form 10-SB , as amended (File No.: 000-51819) on March 8, 2007, the Company requested that a broker-dealer / market maker submit an application to the NASD in order to make a market for the Company's shares and for the shares to be quoted on the OTC Bulletin Board. The Company’s application consisted of current corporate information, financial statements and other documents as required by Rule 15c2-11 of the Securities Exchange Act. Inclusion on the OTC Bulletin Board permits price quotations for the Company's shares to be published by such service. Secondary trading of the Company's shares may, however, be subject to certain state imposed restrictions. Except for being quoted on the OTC Bulletin Board, there are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of the Company's securities.

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, the Company has no plans to register its securities in any particular state. Further, the Company's shares are be subject to the provisions of Section 15(g) and Rule 15g- 9 of the Exchange Act, commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The SEC generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the SEC; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the SEC. Broker- dealers who sell penny stocks to persons other than established customers and accredited investors (generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse), are subject to additional sales practice requirements.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent to clients disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's common stock and may affect the ability of stockholders to sell their shares.

At December 31, 2006, the Company had 69,790,333 shares of common stock issued and outstanding. None of the Company’s common stock is being or has proposed to be, sold by the Company in a registered public offering.

At December 31, 2006, there were approximately 100 holders of record of our common stock. The record holders include some brokerage firms and nominees who may be holding shares in “street name” for the benefit of other holders. The Company believes that the number of beneficial owners of its common stock is slightly higher than the number of record holders.

The range of high and low bid information for our common stock on the Pink Sheets for each quarterly period within the two most recent fiscal years is set forth below. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. There was no active trading market for our common stock during the period reflected blow:

Period	Low Bid	High Bid
2007
First Quarter	$0.10	$0.19

2006
Fourth Quarter	$0.07	$0.30
Third Quarter	$0.06	$0.11
Second Quarter	$0.07	$0.20
First Quarter	$0.035	$0.51

2005
Fourth Quarter	$0.42	$1.25
Third Quarter	$1.10	$1.50
Second Quarter	$0.75	$1.19
First Quarter	—	—

Dividend Policy

We have never declared or paid dividends on our common stock. We currently intend to retain all future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on common stock in the foreseeable future. Any future dividends will be at the discretion of the board of directors, after taking into account various factors, including among others, operations, current and anticipated cash needs and expansion plans, the income tax laws then in effect, the requirements of Nevada law, and any restrictions that may be imposed by our future credit arrangements.

Transfer Agent

Our transfer agent is Holladay Stock Transfer, Inc., 2939 North 67th Place, Scottsdale, AZ 85251.

Recent Sales of Unregistered Securities

On January 2, 2006, the Company granted stock options to each of Mr. Levin, Lovsky and Gotgelf and Ms. Shoful. Each stock option agreement is exercisable for 250,000 shares of the Company’s common stock for a purchase price of $0.10 per share until the earlier of the fifth anniversary date of the date of grant or date of termination of employment. The stock options have anti-dilution protections in the event that a stock dividend, stock split, share combination or similar change in the capitalization of Ultitek has been effectuated. The stock options were granted to such individuals in consideration for professional services rendered by them, and the Company relied upon the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the grant of such options did not involve a public offering of securities.

On January 2, 2006, the Company issued warrants to (i) Mr. Leonard Stahl (50,000 shares), (ii) Mr. Michael London (100,000 shares) and (iii) Mr. Lowell Nerenberg (20,000 shares) to purchase shares of common stock of the Company at a purchase price of $0.15 per share until the fifth anniversary date of the date of grant. The Company issued the warrants in consideration for professional services rendered and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the warrants did not involve a public offering of securities.

On January 31, 2006, the Company issued 12,000,000 shares of its common stock to its executive officers at $0.25 per share for compensation for services rendered. The stock was issued to such individuals in consideration for professional services rendered by them, and the Company relied upon the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

In connection with legal services rendered, the Company issued 2,000,000 shares of its common stock on January 31, 2006 at $0.25 per share for services performed. The stock was issued in consideration for professional services rendered and the Company relied upon the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On February 14, 2006, the Company issued warrants to (i) Mr. Paul Freed (500,000 shares), (ii) Ms. Polina Price (2,500,000 shares), (iii) SZP Price Holdings, LLC (53,333 shares), (iv) Samuel L. Gralnick (100,000 shares), (v) Atlantic Holdings of NJ, LLC (15,000,000 shares), (vi) the Roman Price Revocable Fund (66,600,000 shares), (vii) Ernest J. Sabato (8,100,000 shares) and (viii) Yves Kramer (500,000) to purchase shares of common stock of the Company at a purchase price of $0.02 per share until the fifth anniversary date of the date of grant. The Company issued the warrants in consideration for personal services rendered and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the options did not involve a public offering of securities.

On February 14, 2006, the Company issued to Mr. Semyon Zlochevsky a 7% Convertible Debenture for the principal amount of $70,000 bearing interest at the rate of 7% per annum and maturing on February 14, 2011. The unpaid principal amount, plus accrued interest, of the debenture is convertible at any time by Mr. Zlochevsky into shares of the Company’s common stock at the conversion price of $0.02 per share. In connection with the debenture, the Company issued to Mr. Zlochevsky a five year warrant to purchase up to 3,500,000 shares of the Company’s common stock at an exercise price of $0.02 per share. The conversion price of the debenture has anti-dilution protection in the event the Company’s effectuates a stock split or dividend and the shares issuable upon the conversion of the debenture and/or exercise of the warrants have registration rights. The debenture is redeemable by the Company at 100% of the unpaid principal amount of the debenture with 30 days notice subordinated and junior in right of payment to all accounts payable by the Company in the ordinary course of business and/or bank debt not exceeding $100,000. The convertible debenture and warrants were granted in consideration of the amounts loaned the Company, and the Company relied upon the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the debenture and warrants did not involve a public offering of securities.

On May 3, 2006, the Company issued to Mr. Semyon Zlochevsky a 7% Convertible Debenture for the principal amount of $500,000 bearing interest at the rate of 7% per annum and maturing on May 3, 2013. The unpaid principal amount, plus accrued interest, of the debenture is convertible at any time by Mr. Zlochevsky into shares of the Company’s common stock at the conversion price of $0.05 per share. In connection with the debenture, the Company issued to Mr. Zlochevsky a five year warrant to purchase up to 10,000,000 shares of the Company’s common stock at an exercise price of $0.05 per share. The conversion price of the debenture has anti-dilution protection in the event the Company’s effectuates a stock split or dividend and the shares issuable upon the conversion of the debenture and/or exercise of the warrants have registration rights. The debenture is redeemable by the Company at 100% of the unpaid principal amount of the debenture with 30 days notice and is subordinated and junior in right of payment to all accounts payable by the Company in the ordinary course of business and/or bank debt not exceeding $100,000. The convertible debenture and warrants were granted in consideration of the amounts loaned the Company, and the Company relied upon the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the debenture and warrants did not involve a public offering of securities.

Securities Authorized for Issuance under Equity Compensation Plans

The Company did not have an Equity Compensation Plan during the fiscal year ended December 31, 2006. On March 23, 2007, the Company filed a Registration Statement on Form S-8 therein registering seven million (7,000,000) shares of the Company’s Common Stock available for issuance pursuant to awards granted under the Company’s 2007 Incentive Compensation Plan.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Basis of Presentation

The following discussion and analysis is based on the audited financial statements for the years ended December 31, 2006 and 2006 of Ultitek, Ltd., a Nevada corporation (“Ultitek,” the “Company,” “our,” or “we”), and its wholly-owned subsidiary, TAIS. All significant inter-company amounts have been eliminated. In the opinion of management, the audited financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation. Interim results are not necessary indicative of results to be expected for the entire year.

We prepare our financial statements in accordance with generally accepted accounting principles, which require that management make estimates and assumptions that affect reported amounts. Actual results could differ from these estimates.

Certain of the statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of the Company’s previously filed financial statements as discussed in Note A to the Consolidated Financial Statements filed with this Amendment.

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

Industry Overview

The airline industry has undergone significant changes in recent years with a number of trends emerging that have had a significant impact on the marketplace. These trends have caused convergence of flight operations management systems as it relates to airspace management and the different functions required to efficiently manage an airline’s operations. The major trends are:

•	Significant increases in operating costs including labor, insurance and, most recently, security and fuel;

•	Rationalization of routes by the major network carriers in response to the general economic conditions and the increased competition from low fare carriers;

•	Strategic investments by airlines in the areas of operational planning, control, revenue and network management and customer loyalty;

•	Alliances of major airlines and their associated regional carriers creating virtual buying groups and substantial new competitors in market segments in which the individual airlines were weak;

•	Increased outsourcing of non-core business activities as a means of reducing costs.

The effects of convergence and the development of hardware technology, operating systems and wireless technology should continue the trend toward the creation of a real-time integrated operations control system wherein the air traffic control authorities, airline operations centers and pilots all have the same information available to make decisions and can seamlessly communicate and implement those decisions throughout their networks.

Airline passenger traffic during the last fiscal year continued to recover after the tragic events of September 11, 2001 and the viral epidemic Severe Acute Respiratory Syndrome (SARS) early in 2003. However, the lingering effects of these events continue to depress the industry. Traffic has started to recover worldwide, in many regions such as North America and Europe, but ticket prices and yields have remained depressed due to the continued penetration of low cost carriers and the overcapacity of seats.

The more recent recovery and industry restructuring among airlines and the drive for increased operational efficiency within the airlines, has led to a significant increase in interest for certain products and services that we offer.

Market Trends

Trends in the airline industry have created a market for firms capable of creating a fully integrated operations management system that performs all of the following required functions in an integrated fashion:

•	Flight Planning

•	Aircraft Performance

•	Aeronautical Charts

•	Airline Schedule and Commercial Planning

•	Crew Scheduling

•	Aircraft Maintenance

•	Ground Operations

•	Reservations

The flight support business is facing a technical paradigm shift, gradually moving from paper products to electronic solutions. Changes in customer requirements regarding functionality and interactivity are resulting in the combination of aeronautical data and software, in “paperless” operational use.

This will change the business model for providers of flight operations solutions and we think will result in further industry consolidation.

Liquidity and Capital Resources

As of December 31, 2006, we had $6,900 cash on hand and had a net loss of $7,411,167. We have financed our operations to date from loans, the sale of equity securities and through revenues.

As of March 31, 2006, we had received an aggregate of $120,000 through loans and $166,300 from investors through the private sale of common stock in offerings exempt from the registration requirements of the Securities Act of 1933, as amended, under Rule 504 of Regulation D promulgated thereunder.

On July 15, 2005, the Company borrowed $50,000 from an individual who is directly related to the President of the Company. The note evidencing this debt bore interest at the rate of 5% per annum, was unsecured and due by July 15, 2006 and was repaid in full prior to its stated maturity date.

On February 14, 2006, the Company borrowed $70,000 under a 7% Convertible Debenture due 60 months from the date of execution. The debenture is convertible at the holder’s option at $0.02 per share. Additionally, we issued a five year warrant to the holder to purchase 3,500,000 shares at $0.02 per share. The warrant is protected by anti-dilution provisions.

On May 3, 2006, the Company issued a 7% $500,000 Convertible Debenture due 2013. The Debenture is unsecured, bears interest at the 7% per annum and is payable at the holder’s option in either cash and or stock, at a rate of $0.05 per share. Additionally, the Company issued the holder a seven-year warrant for 10,000,000 shares which are immediately exercisable. The conversion privileges are protected by anti-dilution provisions.

On December 26, 2006, the Company borrowed $30,000 from an individual who is directly related to the President of the Company. The note bears interest at the rate of .6% per annum, is unsecured and is due December 26, 2007.

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

Results of Operations

Fiscal Year Ended December 31, 2006 Compared to Fiscal Year Ended December 31, 2005

Our total revenue increased by $700,191, or approximately 59.8% from $1,171,797 for the year ended December 31, 2005 to $1,871,988 for the fiscal year ended December 31, 2006. This increase was due to an increase in software licenses and maintenance fees.

Our costs of revenue increased by $416,460, or approximately 36%, from $1,156,640 for the year ended December 31, 2005 to $1,573,100 for the fiscal year ended December 31, 2006. This increase was primarily due to an increase in the number of software licenses and maintenance activity which necessitated our increased utilization of programmers and consultants.

Our selling, general and administrative (SG&A) expenses increased by $5,921,443, or approximately 603%., from $979,592 for the year ended December 31, 2005 to $6,901,035 for the fiscal year ended December 31, 2006. This increase was primarily due to an increase in stock based compensation representing the fair value of stock, options, and warrants issued to officers, directors, consultants and employees.

Our interest expense increased by $630,792, from $0 for the year ended December 31, 2005 to $630,792 for the year ended December 31, 2006. This increase was primarily due to the recognition of beneficial conversion features on the debentures issued in 2006.

Research and Development

For the years ended December 31, 2005 and 2006, we spent approximately $36,500 and $141,462, respectively, in research and development, an increase of approximately $104,962 (approximately 287%). In order to grow our business and operations, we anticipate incurring additional research and development expenses and changing with respect to our software. Any significant increases in research and development will be predicated entirely upon the particular circumstances of any acquisitions that we make, including the state of development of the technology, the complexity and the requirement for modification or integration with other solutions.

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

Critical Accounting Policies & Estimates

Our significant accounting policies are summarized in Note B to our financial statements. The follow describes critical accounting policies and estimates:

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

The Company accounts for employee stock based compensation and stock issued for services using the fair value method. In accordance with Emerging Issues Task Force (“EITF”) 96-18, the measurement date of shares issued for services is the date at which the counterparty’s performance is complete.

For services in which the Company issues its common stock, the Company utilizes the fair value of its common stock at month-end and accrues the value of shares to be issued in Stockholders’ Equity, even if the shares have not been issued. Accordingly, earnings per share computations are adjusted.

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

RISKS ASSOCIATED WITH OUR BUSINESS

In addition to the other information in this report, the following risks should be considered carefully in evaluating our business and prospects:

WE WILL NEED ADDITIONAL CAPITAL FINANCING IN THE FUTURE.

As of December 31, 2006, we had $6,900 in cash on hand, a net loss of $7,411,167 and a stockholders’ deficit of $325,731, causing our auditors to express their doubt as to our ability to continue as a going concern. We will be required to seek additional financing in the future to respond to increased expenses or shortfalls in anticipated revenues, accelerate product development and deployment, respond to competitive pressures, develop new or enhanced products, or take advantage of unanticipated acquisition opportunities. We cannot be certain we will be able to find such additional financing on reasonable terms, or at all. If we are unable to obtain additional financing when needed, we could be required to modify our business plan in accordance with the extent of available financing.

IF WE ENGAGE IN ACQUISITIONS, WE MAY EXPERIENCE SIGNIFICANT COSTS AND DIFFICULTY ASSIMILATING THE OPERATIONS OR PERSONNEL OF THE ACQUIRED COMPANIES, WHICH COULD THREATEN OUR FUTURE GROWTH.

If we make any acquisitions, we could have difficulty assimilating the operations, technologies and products acquired or integrating or retaining personnel of acquired companies. In addition, acquisitions may involve entering markets in which we have no or limited direct prior experience. The occurrence of any one or more of these factors could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition, pursuing acquisition opportunities could divert our management’s attention from our ongoing business operations and result in decreased operating performance. Moreover, our profitability may suffer because of acquisition-related costs or amortization of acquired goodwill and other intangible assets. Furthermore, we may have to incur debt or issue equity securities in future acquisitions. The issuance of equity securities would dilute our existing stockholders.

IF WE CANNOT ATTRACT, RETAIN, MOTIVATE AND INTEGRATE ADDITIONAL SKILLED PERSONNEL, OUR ABILITY TO COMPETE WILL BE IMPAIRED.

Many of our current and potential competitors have more employees than we do. Our success depends in large part on our ability to attract, retain and motivate highly qualified management and technical personnel. We face intense competition for qualified personnel. The industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled personnel. If we are unable to continue to employ our key personnel or to attract and retain qualified personnel in the future, our ability to successfully execute our business plan will be jeopardized and our growth will be inhibited.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS OR MAY BE SUED BY THIRD PARTIES FOR INFRINGEMENT OF THEIR PROPRIETARY RIGHTS.

The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of trade secret, copyright or patent infringement. We may inadvertently infringe a patent of which we are unaware. In addition, because patent applications can take many years to issue, there may be a patent application now pending of which we are unaware that will cause us to be infringing when it is issued in the future. If we make any acquisitions, we could have similar problems in those industries. Although we are not currently involved in any intellectual property litigation, we may be a party to litigation in the future to protect our intellectual property or as a result of our alleged infringement of another’s intellectual property, forcing us to do one or more of the following:

• Cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

• Obtain from the holder of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms; or

• Redesign those products or services that incorporate such technology.

A successful claim of infringement against us, and our failure to license the same or similar technology, could adversely affect our business, asset value or stock value. Infringement claims, with or without merit, would be expensive to litigate or settle, and would divert management resources.

BECAUSE OUR OFFICERS AND DIRECTORS ARE INDEMNIFIED AGAINST CERTAIN LOSSES, WE MAY BE EXPOSED TO COSTS ASSOCIATED WITH LITIGATION.

If our directors or officers become exposed to liabilities invoking the indemnification provisions, we could be exposed to additional non-reimbursable costs, including legal fees. Our articles of incorporation and bylaws provide that our directors and officers will not be liable to us or to any shareholder and will be indemnified and held harmless for any consequences of any act or omission by the directors and officers unless the act or omission constitutes gross negligence or willful misconduct. Extended or protracted litigation could have a material adverse effect on our cash flow.

WE WILL DEPEND ON OUTSIDE MANUFACTURING SOURCES AND SUPPLIERS.

We may contract with third party manufacturers to produce our products and we will depend on third party suppliers to obtain the raw materials necessary for the production of our products. We do not know what type of contracts we will have with such third party manufacturers and suppliers. In the event we outsource the manufacture of our products, we will have limited control over the actual production process. Moreover, difficulties encountered by any one of our third party manufacturers, which result in product defects, delayed or reduced product shipments, cost overruns or our inability to fill orders on a timely basis, could have an adverse impact on our business. Even a short-term disruption in our relationship with third party manufacturers or suppliers could have a material adverse effect on our operations. We do not intend to maintain an inventory of sufficient size to protect ourselves for any significant period of time against supply interruptions, particularly if we are required to obtain alternative sources of supply.

OUR STOCK PRICE MAY BE VOLATILE.

The market price of our common stock will likely fluctuate significantly in response to the following factors, some of which are beyond our control:

• Variations in our quarterly operating results;

• Changes in financial estimates of our revenues and operating results by securities analysts;

• Changes in market valuations of telecommunications equipment companies;

• Announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

• Additions or departures of key personnel;

• Future sales of our common stock;

• Stock market price and volume fluctuations attributable to inconsistent trading volume levels of our stock;

• Commencement of or involvement in litigation.

In addition, the equity markets have experienced volatility that has particularly affected the market prices of equity securities issued by technology companies and that often has been unrelated or disproportionate to the operating results of those companies. These broad market fluctuations may adversely affect the market price of our common stock.

WE DO NOT ANTICIPATE PAYING ANY DIVIDENDS ON OUR COMMON STOCK.

We have not paid any dividends on our Common Stock since inception and do not anticipate paying any dividends on our Common Stock in the foreseeable future. Instead, we intend to retain any future earnings for use in the operation and expansion of our business.

as a "reporting issuer," any future quotation of its common stock on the OTC Bulletin Board may be jeopardized.

WE ARE SUBJECT TO SEC REGULATIONS RELATING TO LOW-PRICED PENNY-STOCKS.

The Securities and Exchange Commission has adopted regulations concerning low-priced (or “penny”) stocks. The regulations generally define “penny stock” to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Our stock is currently classified as a penny stock.

The penny stock regulations require that broker-dealers, who recommend penny stocks to persons other than institutional accredited investors make a special suitability determination for the purchaser, receive the purchaser’s written agreement to the transaction prior to the sale and provide the purchaser with risk disclosure documents that identify risks associated with investing in penny stocks. Furthermore, the broker-dealer must obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before effecting a transaction in penny stock. These requirements have historically resulted in reducing the level of trading activity in securities that become subject to the penny stock rules.

The additional burdens imposed upon broker-dealers by these penny stock requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of our common stock and our shareholders’ ability to sell our common stock in the secondary market.

Item 7. Financial Statements.

The Company’s audited financial statements for the years ended December 31, 2006 and 2005 and the notes thereto follow the signature page of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A. Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. There have been no changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2006, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. Other Information.

None

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the names and ages of our current directors, executive officers and key consultants as well as the principal offices and positions held by each person. We are managed by our Board of Directors. Currently, the Board has one member. Our executive officers serve at the discretion of the Board of Directors. There are no family relationships between any of the directors and executive officers.  In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected an executive officer.

Name	Age	Position
Roman Price	52	President, CEO, Chairman and sole Director
Ernest J. Sabato	69	Secretary, VP, Chief Operating Officer
Paul Freed, C.P.A.	58	Chief Financial Officer
Mark Levin, PhD	68	VP, General Manager, Russian Operations
Irina Shoful	63	TAIS; technical services
Vladimir Lovsky	54	TAIS; sales marketing and customer relations
Gennady Gotgelf	50	TAIS; administrative manager

The following biographies describe the business experience of our directors, executive officers, managers and key consultants.

Roman Price is the founder of Ultitek, Ltd., Chairman and President since 2004. He has a degree in Technology. He studied Mathematics and Mechanics at the University of Odessa, and Computer Science at the City University of New York. Mr. Price worked as a programmer and project leader at Diversified Computer Technologies from 1976 through 1978 until McDonnell Douglas bought the company. From 1979 to 1980 Mr. Price was an independent computer consultant. In 1980, he started the minicomputer division for a large New York consulting company APMI@ and built that division into a multimillion-dollar business with a staff of more than 30 people. In 1982 Mr. Price started his own software company, which was sold in 1994. From 1988 through 1998 he was a fifty percent owner of a travel agency in New Jersey. Until December 2004, Mr. Price was in charge of marketing and operations for International Business Solutions, Inc.

Paul Freed is the Chief Financial Officer since 2005. Mr. Freed is a Certified Public Accountant and since 1997, has operated his own CPA firm. Mr. Freed is a graduate of Pace College with a BA in accounting and business administration and allied member of the NYSE. Mr. Freed was a major stockholder, member of the Board of Directors and the Chief Financial Officer of Direct Brokerage, Inc., a member firm of NYSE. From 1968 thru 1982 Mr. Freed was a partner at Harry Goodkin & Co., CPA. From 1982 to 1997 he was Comptroller of Harvey Young Yurman and JRP Securities from 1989 to 1997. From 1990 to 1994 he was the Treasurer of Goin & Co., Inc., an AMEX specialist firm. Mr. Freed specializes in security taxation and tax planning.

Ernest J. Sabato is the Chief Operating Officer since 2005. Mr. Sabato is a graduate of the Temple University. He was a Founder, Director and Executive Vice President of The Ultimate Corporation, East Hanover, NJ, a manufacturer and distributor of hardware and software. He was instrumental in the company’s rapid growth, which led to a successful IPO in 1981. The company traded on the NYSE in the mid 80's. He had responsibility for sales, marketing and support worldwide. Prior to Mr. Sabato’s leaving the company, it had gross revenues in excess of $220 million and employed over 600 people worldwide. Mr. Sabato has extensive experience in international marketing and has been a member of the Board of Directors of several companies. Mr. Sabato was retired from 1996 to 2005.

Mark Levin, is the President of TAIS since 1989 and was one of the four original developers of the software. He will be the General Manager of the Moscow office and assist in development of the product. He has a PhD. in mathematics and extensive experience in technical sciences.

Irina Shoful, is one of the four original developers of the software since 1989 and currently works at TAIS as a technical services person. She will continue working at the Moscow office in that capacity.

Vladimir Lovsky, is one of the four original developers since 1989 and has a Ph.D. in computer science. He currently works at TAIS in sales marketing and customer relations and will continue in that role for the Company.

Gennady Gotgelf, is one of the four original developers of the software since 1989 and currently works at TAIS as administrative manager. He will continue as administrative officer of the Moscow office and assist in development. He formerly was head programmer at the Moscow office.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC of forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the period from June 27, 2006 (inception) to December 31, 2006 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our officers and directors serves in all the above capacities.

Audit, Nominating and Compensation Committees

Our Board of Directors does not have standing audit, nominating or compensation committees, and our Board of Directors performs the functions that would otherwise be delegated to such committees. Currently, our Board of Directors believes that the cost of establishing such committees, including the costs necessary to recruit and retain qualified independent directors to serve on our Board of Directors and such committees and the legal costs to properly form and document the authority, policies and procedures of such committees are not justified under our current circumstances. However, we anticipate that our Board of Directors will seek qualified independent directors to serve on the Board and ultimately form standing audit, nominating and compensation committees.

Item 10. Executive Compensation.

The following table sets forth information regarding the compensation paid to our “named executive officers” as defined in Rule 402(a)(2) under Regulation S-B. Compensation accrued during one year and paid in another is recorded under the year of accrual.

2006 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Roman Price	2006	$25,000	0	0	0	0	0	0	$25,000
President, Chairman and CEO	2005	$25,000	0	0	0	0	0	0	$25,000

In accordance with the terms of our March 2005 merger agreement with TAIS, we agreed to pay each of the four former officers of TAIS a salary of $100,000 per year each in stock for five years commencing March 11, 2005. The Company accrues the amounts payable to the former officers quarterly. No shares have been issued to these four individuals.

  At December 31, 2005, the Company recorded $300,000 in consulting fees and has recorded 400,000 shares of common stock as issued and outstanding. For the year ended December 31, 2006, the Company recorded $400,000 in consulting fees and has included in shares outstanding an additional 4,086,750 shares of common stock. To date, the shares have not been issued.

Options/SAR Grants in Last Fiscal Year

OPTION/SAR GRANTS IN LAST FISCAL YEAR [Individual Grants]
Name	Number of securities underlying options/SARs granted (#)		Percent of total options/SARs granted to employees in fiscal year	Exercise or base price ($/Sh)	Expiration date
Mark Levin, PhD	250,000	(1)	25%	$0.10/share	1/1/2011
Irina Shoful	250,000	(2)	25%	$0.10/share	1/1/2011
Vladimir Lovsky	250,000	(3)	25%	$0.10/share	1/1/2011
Gennady Gotgelf	250,000	(4)	25%	$0.10/share	1/1/2011

(1)	Stock option agreement, dated January 2, 2006, between the Company and Mr. Levin for a purchase price of $0.10 per share.

(2)	Stock option agreement, dated January 2, 2006, between the Company and Ms. Shoful for a purchase price of $0.10 per share.

(3)	Stock option agreement, dated January 2, 2006, between the Company and Mr. Lovsky for a purchase price of $0.10 per share.

(4)	Stock option agreement, dated January 2, 2006, between the Company and Mr. Gotgelf or a purchase price of $0.10 per share.

Indemnity

The Articles of Incorporation provide for indemnification to the full extent permitted by the laws of the State of Nevada for each person who becomes a party to any civil or criminal action or proceeding by reason of the fact that he, or his testator, or intestate, is or was a director or officer of the corporation or served any other corporation of any type or kind, domestic or foreign in any capacity at the request of the corporation.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the “Act 1993”), as amended, may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act 1933 and is, therefore, unenforceable.

Director Compensation

We do not currently pay any cash fees to our directors, but we pay directors’ expenses in attending board meetings. During the year ended December 31, 2006 no director expenses were reimbursed.

Employment Agreements

The Company is not a party to any employment agreements.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of April 12, 2007 with respect to the beneficial ownership of the issuer’s common stock by (i) each person known by the issuer to be the beneficial owner of more than 5% of the outstanding common stock which is the only class of stock of the issuer, (ii) each director of the Company’s board of directors, (iii) each “named executive officer” as defined in Item 402(a)(2) of Regulation S-B promulgated under the Securities Act and (iv) the directors and executive officers of the issuer, as a group, without naming them.

Name and Address	Shares Held		Percentage (1)
Roman Price 200 Old Palisades Road Fort Lee, NJ 07024	105,100,000	(2)	73.81%

Ernest J. Sabato 560 Sylvan Avenue Englewood Cliffs, NJ 07632	11,100,000	(3)	13.64%

Paul Freed 560 Sylvan Avenue Englewood Cliffs, NJ 07632	500,000	(4)	*

Mark Levin 112 Leningradskoe Shosse Moscow, Russia 125445	4,000,000	(5)	5.44%

Vladimir Lovsky 15 Smolensky Blvd.	4,000,000	(6)	5.44%
Moscow, Russia 119121

Gennady Gotgelf 4 Isakovsky Street Moscow, Russia 123181	4,000,000	(7)	5.44%

Irina Shoful 15-22 Volokolomskoe Shosse Moscow, Russia 125080	4,000,000	(8)	5.44%

Atlantic Holdings of NJ, LLC 24 Tennyson Drive Short Hills, NJ 07078	21,000,000	(9)	23.79%

Semyon Zlochevsky 800 Palisade Avenue Fort Lee, NJ 07024	27,000,000	(10)	26.92%(10)

All Directors and Executive Officers as a Group (without naming them) (7 persons)	132,700,000	(11)	82.18%

* Less than 1%

(1)
Based on 7,329,033 shares of issued and outstanding common stock, par value $0.001 per share, of Ultitek. Pursuant to Rule 13d-3 promulgated under the Exchange Act, any securities not outstanding which are subject to warrants, rights or conversion privileges exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purposes of computing the percentage of any other person.

(2)
Consists of (i) 11,000,000 shares held by the Roman Price Revocable Fund, (ii) 25,000,000 shares held by the Roman Price Revocable Trust, (iii) 66,600,000 shares issuable upon the exercise of a warrant issued on February 14, 2006 to the Roman Price Revocable Fund at a purchase price of $0.02 per share and (iv) 2,500,000 shares issuable upon the exercise of a warrant issued on February 14, 2006 to Polina Price at a purchase price of $0.02 per share.

(3)	Consists of (1) 3,000,000 shares of common stock and (ii) 8,100,000 shares issuable upon the exercise of a warrant issued on February 14, 2006 to the Mr. Sabato at a purchase price of $0.02 per share.

(4)	Consists of 500,000 shares issuable upon the exercise of a warrant issued on February 14, 2006 to the Mr. Freed at a purchase price of $0.02 per share.

(5)
Consists of (i) 3,750,000 shares held by Mr. Levin and (ii) 250,000 shares issuable upon the exercise of a stock option agreement, dated January 2, 2006, between the Company and Mr. Levin for a purchase price of $0.10 per share.

(6)
Consists of (i) 3,750,000 shares held by Mr. Lovsky and (ii) 250,000 shares issuable upon the exercise of a stock option agreement, dated January 2, 2006, between the Company and Mr. Lovsky for a purchase price of $0.10 per share.

(7)
Consists of (i) 3,750,000 shares held by Mr. Gotgelf and (ii) 250,000 shares issuable upon the exercise of a stock option agreement, dated January 2, 2006, between the Company and Mr. Gotgelf for a purchase price of $0.10 per share.

(8)
Consists of (i) 3,750,000 shares held by Ms. Shoful and (ii) 250,000 shares issuable upon the exercise of a stock option agreement, dated January 2, 2006, between the Company and Ms. Shoful for a purchase price of $0.10 per share.

(9)
Consists of (i) 6,000,000 shares held by Atlantic Holdings of NJ, LLC and (ii) 15,000,000 shares issuable upon the exercise of a warrant issued on February 14, 2006 to Atlantic Holdings of NJ, LLC at a purchase price of $0.02 per share. Fred Biehl is the sole owner and registered agent of Atlantic Holdings of NJ, LLC. Mr. Biehl’s address is 24 Tennyson Drive, Short Hills, NJ 07078.

(10)
Consists of (i) up to 3,500,000 shares issuable upon the conversion of that certain 7% Convertible Debenture, dated February 14, 2006, for the principal amount of $70,000 convertible into shares of common stock of Ultitek at a conversion price of $0.02 per share (the “$70,000 Convertible Debenture”), (ii) up to 3,500,000 shares issuable upon the exercise of a warrant issued in connection with the $70,000 Convertible Debenture at purchase price of $0.02 per share, (iii) up to 10,000,000 shares issuable upon the conversion of that certain 7% Convertible Debenture, dated May 3, 2006, for the principal amount of $500,000 convertible into shares of common stock of Ultitek at a conversion price of $0.05 per share (the “$500,000 Convertible Debenture”), (iv) up to 10,000,000 shares issuable upon the exercise of a warrant issued in connection with the $500,000 Convertible Debenture at purchase price of $0.05 per share. Each of the debentures and warrants referenced in (i) to (iv) in this footnote (8) contain provisions prohibiting the holder from converting or exercising, as the case may be, such securities into or for any amount which would, after giving effect to such conversion or exercise, as the case may be, result in the holder beneficially owning (as determined in accordance with Rule 13d-3 promulgated under the Securities Act of 1934, as amended) in excess of 9.99% of the issued and outstanding voting securities of the Company.

(11)	Consists of the securities listed in footnotes (1) to (8) above.

Item 12. Certain Relationships and Related Transactions, and Director Independence

Except as set forth below, no transactions have occurred since the beginning of the Company’s last fiscal year or are proposed with respect to which a director, executive officer, security holder owning of record or beneficially more than 5 % of any class of the Company’s securities or any member of the immediate families of the foregoing persons had or will have a direct or indirect material interest:

Item 13. Exhibits and Reports on Form 8-K

(a) The following exhibits required by Item 601 of Regulation S-B are filed with this Registration Statement.

Exhibit Number	Description

2.1*	Certificate of Incorporation and Amendments

2.1.1*	Amendment, dated February 15, 2006, of Certificate of Incorporation of Ultitek.

2.2*	By-Laws

3.1*	Form of Warrant, dated January 2, 2006, to purchase shares of common stock of Ultitek, Ltd. for $0.15 per share.

3.2*	Form of Stock Option Agreement, dated January 2, 2006, to purchase shares of common stock of Ultitek, Ltd. for $0.10 per share

3.3*	Form of Warrant, dated February 14, 2006, to purchase shares of common stock of Ultitek, Ltd. for $0.02 per share

3.4*	7% Convertible Debenture, dated February 14, 2006, for the principal amount of $70,000 issued to Semyon Zlochevsky

3.5*	Registration Rights Agreement, dated February 14, 2006, between Ultitek, Ltd. and Semyon Zlochevsky

3.6*	7% Convertible Debenture, dated May 3, 2006, for the principal amount of $500,000 issued to Semyon Zlochevsky

3.7*	Registration Rights Agreement, dated May 3, 2006, between Ultitek, Ltd. and Semyon Zlochevsky

3.8*	Warrant Agreement, dated February 14, 2006, between Ultitek, Ltd. and Semyon Zlochevsky

3.9*	Warrant Agreement, dated May 3, 2006, between Ultitek, Ltd. and Semyon Zlochevsky

7.1*	Material Foreign Patents

7.2*	Patents Translation Certification

8.1*	Share Exchange Agreement - Ultitek and TAIS

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*
Previously filed as an exhibit to the Registrant’s Registration Statement on Form 10-SB, as amended (File No.: 000-51819), filed with the Securities and Exchange Commission and incorporated by reference herein.

(b)  Reports on Form 8-K. None

Item 14. Principal Accountant Fees and Services

Meyler & Company, LLC (“Meyler”) is the Company’s independent registered public accounting firm. The Company does not have a separately standing audit committee. The Company’s Board of Directors, which consists of one member, Roman Price, the Company’s Chief Executive Officer and President, performs the duties and responsibilities of the audit committee, including the appointment and oversight of the Company’s independent registered public accounting firm

Audit Fees

The aggregate fees billed by Meyler for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-KSB or services that are normally provided in connection with statutory and regulatory filings were $33,500 and $30,000 for fiscal year ended December 31, 2006 and 2005, respectively.

Audit-Related Fees

Meyler fees billed for assurance and related services related to the audit or review of the Company’s financial statements were $2,500 and $0 for the fiscal years ended December 31, 2006 and 2005, respectively.

Tax Fees

Meyler fees billed for professional services for tax compliance, tax advice, and tax planning were $0 for the fiscal years ended December 31, 2006 and 2005.

All Other Fees

Meyler fees billed for other products and services were $0 for the fiscal years ended December 31, 2006 and 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTITEK, LTD.

Date: April 17, 2007	By:	/s/ ROMAN PRICE
Roman Price
President, Chief Executive Officer and Sole Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 17, 2007	/s/ ROMAN PRICE
Roman Price
President, Chief Executive Officer and Sole Director
(Principal Executive Officer)

Date: April 17, 2007	/s/ PAUL FREED
Paul Freed
Chief Financial Officer
(Principal Financial Officer)

ULTITEK, LTD. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

Table of Contents

Report of Independent Registered Public Accounting Firm	F 1

Consolidated Balance Sheets	F 2

Consolidated Statements of Operations	F 3

Consolidated Statements of Cash Flows	F 4

Consolidated Statement of Stockholders’ Equity (Deficit)	F 6

Notes to Consolidated Financial Statements	F 8

MEYLER & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS
ONE ARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Ultitek, Ltd.
Englewood Cliffs, NJ

We have audited the accompanying consolidated balance sheets of Ultitek, Ltd. and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholder’s equity (deficit) and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ultitek, Ltd. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has incurred a net loss of $7,411,167 in 2006 and had a stockholders’ deficit of $325,731 at December 31, 2006, and there are existing uncertain conditions the Company faces relative to its ability to obtain capital and operate successfully. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Meyler & Company, LLC

Middletown, NJ
April 9, 2007

ULTITEK, LTD. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS
Cash	$6,900	$60,324
Accounts receivable, net of allowance for doubtful
accounts of $44,280 at December 31, 2006	380,698	237,576
Work in progress	502,152	146,792
Prepaid expenses	43,574	406,909
Total Current Assets	933,324	851,601

PROPERTY, PLANT AND EQUIPMENT, net of
accumulated depreciation of $62,831 and
$37,604, respectively	141,611	45,045

OTHER ASSETS	7,000

Total Assets	$1,081,935	$896,646

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Note payable to individual	$30,000	$50,000
Accounts payable	353,881	433,375
Deferred revenue	564,272
Accrued salaries and related taxes	39,336	19,133
Accrued income taxes		30,305
Accrued expenses-other	83,458	2,846
Total Current Liabilities	1,070,947	535,659

7% CONVERTIBLE DEBENTURE	336,719

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001, authorized
100,000,000 shares, none issued and outstanding
Common stock, par value $0.0001, authorized
1,000,000,000 shares, issued and outstanding
74,277,083 and 56,190,333, respectively	7,428	5,619
Additional paid- in capital	8,109,839	1,363,931
Accumulated Deficit	(8,437,806)	(1,026,639)
Accumulated other comprehensive income (loss)	(5,192)	18,526
Stock subscription receivable		(450)
Total Stockholders' Equity (Deficit)	(325,731)	360,987
	$1,081,935	$896,646

See accompanying notes to financial statements.

ULTITEK, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2006	2005

Revenues	$1,871,988	$1,171,797
Costs and expenses:
Cost of revenues	1,573,100	1,156,640
Selling, general and administrative expenses	6,901,035	979,592
Research and development expenses	141,462	36,500
Interest Expense	630,792	-
Depreciation	25,227	15,065

Total Costs and Expenses	9,271,616	2,187,797

NET LOSS BEFORE TAXES	(7,399,628)	(1,016,000)

PROVISION FOR INCOME TAXES	11,539	13,012

NET LOSS	$(7,411,167)	$(1,029,012)

NET LOSS PER COMMON
SHARE (Basic and Diluted)	$(0.11)	$(0.03)

WEIGHTED AVERAGE SHARES
OUTSTANDING	70,016,658	40,102,364

See accompanying notes to financial statements.

ULTITEK, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,411,167)	$(1,029,012)
Adjustments to reconcile net loss to net
Cash used in operating activities
Depreciation	25,227	15,065
Stock based compensation	5,922,651	852,050
Interest expense	573,783
Amortization of discount	18,002
Amortization of prepaid legal fees	312,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(143,122)	(172,468)
(Increase) decrease in work in progress	(355,360)	(146,792)
(Increase) decrease in prepaid expenses	51,335	(29,372)
(Increase) decrease in other assets	(7,000)
Increase (decrease) in accounts payable	(79,494)	324,946
Increase (decrease) in deferred revenue	564,272
Increase (decrease) in accrued salaries
and related taxes	20,203	16,827
Increase (decrease) in accrued income taxes	(30,305)	30,305
Increase (decrease) in accrued expenses-other	80,612	2,846
Net cash used in operating activities	(458,363)	(135,605)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of office equipment	(121,793)	(25,107)
Net cash used in investing activities	(121,793)	(25,107)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of 7% convertible debenture	570,000
Proceeds from note payable to individual	30,000	50,000
Payment of note payable to individual	(50,000)
Sale of common stock		165,850
Legal costs in connection with private placement		(10,000)
Stock subscription receivable	450
Net cash provided by financing activities	550,450	205,850

EFFECT OF EXCHANGE RATE ON CASH	(23,718)	(30,337)

INCREASE (DECREASE) IN CASH	(53,424)	14,801

CASH AT BEGINNING OF YEAR	60,324	45,523

CASH AT END OF YEAR	$6,900	$60,324

See accompanying notes to financial statements.

ULTITEK, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2006	2005

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during year for interest	$3,000

Non-cash transactions:
Issuance of 25,000,000 shares of common
stock as stock based compensation		$425,000
Issuance of 500,000 shares of common
for legal services		360,000
Issuance of 4,086,750 shares of common stock
as stock based compensation	400,000
Issuance of 2,000,000 shares of common stock
for legal services	500,000
Issuance of 12,000,000 shares of common stock
as stock based compensation	3,000,000
Fair value of warrants associated with 7%
convertible debentures	251,283
Fair value of options and warrants issued	2,022,651
Beneficial conversion features related to
convertible debentures	573,783

See accompanying notes to financial statements.

ULTITEK, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
December 31, 2006 and 2005

			Additional	Retained	Comprehensive	Stock
	Common Stock		Paid in	Earnings	Income	Subscription
	Shares	Amount	Capital	(Deficit)	(Loss)	Receivable	Total

Balance, December 31, 2004	15,000,000	1,500		2,373	17,841		21,714

Sale of common stock under private placement at $0.005 per share	7,000,000	700	34,300				35,000
Sale of common stock under private placement at $0.15 per share	737,000	74	110,476				110,550
Sale of common stock under private placement at $0.375 per share	53,333	5	19,995				20,000
Issuance of shares to officers and Directors at $0.017 - founders	25,000,000	2,500	422,500				425,000
Issuance of shares at $0.017 to founders	7,500,000	750	126,750			(450)	127,050
Issuance of shares for legal services at $0.72 per share	500,000	50	359,950				360,000
Legal fees incurred in connection with private placements			(10,000)				(10,000)
Issuance of common stock under consulting agreement to former officer of TAIS	400,000	40	299,960				300,000
Net loss for the year ended December 31, 2005				(1,029,012)			(1,029,012)
Change in comprehensive income (loss) for the year ended December 31, 2005					685		685
Balance, December 31, 2005	56,190,333	5,619	1,363,931	(1,026,639)	18,526	(450)	360,987

See accompanying notes to financial statements.

ULTITEK, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)
December 31, 2006 and 2005

			Additional	Retained	Comprehensive	Stock
	Common Stock		Paid in	Earnings	Income	Subscription
	Shares	Amount	Capital	(Deficit)	(Loss)	Receivable	Total

Balance, December 31, 2005	56,190,333	5,619	1,363,931	(1,026,639)	18,526	(450)	360,987

Issuance of common stock to Officers at $0.25 per share	12,000,000	1,200	2,998,800				3,000,000
Issuance of common stock for legal services at $0.25 per share	2,000,000	200	499,800				500,000
Issuance of options and warrants			2,022,651				2,022,651
Fair value of warrants issued with convertible debenture			251,283				251,283
Beneficial conversion feature associated with convertible debentures			573,783				573,783
Issuance of common stock under consulting agreement to former officer of TAIS	4,086,750	409	399,591				400,000
Subscription receivable receipt						450	450
Net loss for year ended December 31, 2006				(7,411,167)			(7,411,167)
Change in comprehensive income (loss) for the year ended December 31, 2006					(23,718)		(23,718)

Balance, December 31, 2006	74,277,083	$7,428	$8,109,839	$(8,437,806)	$(5,192)	-	$(325,731)

See accompanying notes to financial statements.

ULTITEK, LTD. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

NOTE A - NATURE OF BUSINESS

Ultitek, Ltd. (the “Company”) incorporated on March 11, 2006, is a Nevada corporation working through its wholly owned Russian subsidiary which owns and operates a computerized reservation system (“CRS”), a global distribution system (“GDS”) and operation systems for the airlines, to be marketed worldwide.

Reverse Merger

On March 11, 2005, the Company entered into a share exchange agreement with Transport Automation Information Systems (TAIS) to exchange 15,000,000 shares of the Company’s common stock for all of the issued and outstanding shares of TAIS. In connection with the merger, TAIS became a wholly owned subsidiary of the Company. Prior to the merger, the Company was a non-operating “shell” corporation. For financial statement purposes, the merger has been reflected in the financial statements as though it occurred on January 1, 2004. The historical statements prior to the date of merger are those of TAIS. Since the merger is a recapitalization and not a business combination, pro-forma information is not presented.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents. There are no cash equivalents at December 31, 2006 and December 31, 2005.

Property, Plant and Equipment and Related Depreciation

Property, plant and equipment consists of office equipment and leasehold improvements. Property, plant and equipment is stated at cost, and is depreciated using the straight line method over the estimated useful lives of the respective assets (five years). Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When office equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations.

Fair Values of Financial Instruments

The Company uses financial instruments in the normal course of business. The carrying values of accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their fair value due to the short-term maturities of these assets and liabilities.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax bases of assets and liabilities, using estimated tax rates in effect for the year in which the differences are expected to reverse. The measurement of a deferred tax asset is adjusted by a valuation allowance, if necessary, to recognize tax benefits only to the extent that, based on available evidence, it is more likely than not that they will be realized. In determining the valuation allowance, the Company considers factors such as the reversal of deferred income tax liabilities, projected taxable

ULTITEK, LTD. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

income and the character of income tax assets and tax planning strategies. A change to these factors could impact the estimated valuation allowance and income tax expense.

Net Income (Loss) Per Common Share

The Company computes per share amounts in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the period. A fully diluted calculation was not presented since the results would be anti-dilutive.

Consolidated Financial Statements

The consolidated financial statements include the Company and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Work in Progress

Work in progress represents consulting projects billable in accordance with the terms of a contract at specified stages of completion and consists of accumulated costs of materials and time charges not yet billed.

Stock-Based Compensation

The Company accounts for stock based compensation using the fair value method.

The Company accounts for employee stock based compensation and stock issued for services using the fair value method. In accordance with Emerging Issues Task Force (“EITF”) 96-18, the measurement date of shares issued for services is the date at which the counterparty’s performance is complete.

For services in which the Company issues its common stock, the Company utilizes the fair value of its common stock at month-end and accrues the value of shares to be issued in Stockholders’ Equity, even if the shares have not yet been issued. Accordingly, earnings per share computations are adjusted.

Software Costs

Software development costs are accounted for in accordance with SFAS No. 86 “Accounting for the Costs of Computers, Software to be Sold, Leased, or Otherwise Marketed” and Statement of Position (“SOP”) No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, issued by the American Institute of Certified Public Accountants (“AICPA”.)

Revenue Recognition

The Company derives revenue from the following sources: (1) software, which includes the sale of software license’s, and (2) services, which includes consulting and maintenance.

The Company records revenue pursuant to SOP No. 97-2, “Software Revenue Recognition”, issued by the AICPA.

ULTITEK, LTD. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

For software license arrangements that do not require significant modification or customization, the Company recognizes new software license revenue when: (1) we enter into a legally binding arrangement with a customer for the license of software; (2) we deliver the products; (3) customer payment is deemed fixed and determinable and free of contingencies or significant uncertainties; and (4) collection is probable. Substantially all of our new software license revenues are recognized in this manner.

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

Foreign Currency Translation

The Company considers the Russian ruble to be its functional currency. Assets and liabilities were translated into U.S. dollars at the year end exchange rates. Statement of Operations amounts were translated using the average rate during the year. Gains and losses resulting from translating foreign currency financial statements were accumulated in other comprehensive income (loss), a separate component of stockholder’s equity (deficit).

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

Research and Development

Research and development expenses are expensed as incurred.

Allowance for Doubtful Accounts

The allowance for doubtful accounts represents management’s estimate of the amount of probable credit losses in accounts receivable, based upon experience and a review of past due balances.

ULTITEK, LTD. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Going Concern

As shown in the accompanying financial statements, the Company has incurred a net loss of $7,411,167 in 2006 and had a stockholders’ deficit of $325,731 at December 31, 2006. Management’s plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and generating of revenue through its business. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. Recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt the provisions of FIN 48 beginning in the first quarter of 2007. The Company is currently in the process of determining the impact, if any, of adopting the provisions of FIN 48 on its financial position, results of operations and liquidity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company expects to adopt the provisions of FIN 48 beginning in the first quarter of 2008. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 does not change the guidance in SAB No. 99, “Materiality,” when evaluating the materiality of misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB No. 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The Company adopted SAB No. 108 for the fiscal year ended December 31, 2006. Adoption of SAB No. 108 did not have a material impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not determined what impact, if any, that adoption will have on our results of operations, cash flows or financial position.

ULTITEK, LTD. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

NOTE C - PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment is comprised of the following:

	December 31,
	2006	2005
Office equipment, primarily computers	$100,844	$82,649
Leasehold Improvements	103,598
	204,442	82,649
Less accumulated depreciation	(62,831)	(37,604)
	$141,611	$45,045

NOTE D - 7% CONVERTIBLE DEBENTURES

On February 14, 2006, the Company borrowed $70,000 under a 7% Convertible Debenture due 60 months from the date of execution. The Debenture is convertible at the holder’s option at $0.02 per share. Additionally, the Company issued a five year warrant to the holder to purchase 3,500,000 shares at $0.02 per share. The warrant is protected by anti-dilution provisions. The Company has separated the warrant from the Convertible Debenture and recorded the relative fair value of the warrant as a reduction of the Convertible Debenture and an increase in Stockholders’ Equity in accordance with the provisions of APB 14. The unamortized discount of $29,367 is being amortized over 7 years at an implied compounded annual interest rate of 18.389%. The relative fair value of the warrant associated with the convertible debenture was calculated utilizing the Black-Scholes option pricing model.

The relative fair value of warrants granted was determined to be $0.0398. The relative fair value was estimated using the Black-Scholes option pricing model based on the weighted average assumptions of:

Risk-free rate	4.69%
Volatility	89%
Expected life	2.5 years
Dividend yield	0%

The Company also computed a beneficial conversion feature of $151,867. This feature was determined by subtracting the effective conversion price of $0.012 from $0.055, which was the fair value of the Company’s stock at February 14, 2006, multiplied by the 3,500,000 shares which the debenture is convertible. The entire beneficial conversion is included in Interest Expense as the debenture is immediately convertible into common stock.

On May 3, 2006, the Company issued a 7% $500,000 Convertible Debenture due 2013. The Debenture bears interest at the rate of 7% and is payable at the holder’s option in cash and or stock. The Debenture is convertible into the Company’s stock at $0.05 per share. Additionally, the Company issued a 7 year warrant for 10,000,000 shares which is immediately exercisable. The conversion privileges are protected by anti-dilution provisions. The Debenture is unsecured.

The Company has separated the warrant from the Convertible Debenture and recorded the relative fair value of the warrant as a reduction of the Convertible Debenture and an increase in Stockholders’ Equity in accordance with the Provisions of APB 14. The unamortized discount of $221,916 is being amortized over 7 years at an implied compounded annual interest rate of 8.467%. The relative fair value of the warrant associated with the convertible debenture was calculated utilizing the Black-Scholes option pricing model.

ULTITEK, LTD. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2006
NOTE D - 7% CONVERTIBLE DEBENTURES (Continued)

The relative fair value of warrant was determined to be $0.0559. The relative fair value was estimated using the Black-Scholes option pricing model based on the weighted average assumptions of:
Risk-free rate	5.01%
Volatility	139%
Expected life	5 years
Dividend yield	0%

The Company computed a beneficial conversion feature of $421,916. This feature was determined by subtracting the effective conversion price of $0.028 from $0.070, which was the fair value of the Company’s stock at May 3, 2006, multiplied by the 10,000,000 shares which the debenture is convertible. The entire beneficial conversion is included in Interest Expense as the debenture is immediately convertible into common stock.

NOTE E - NOTE PAYABLE TO INDIVIDUAL

On July 15, 2005, the Company borrowed $50,000 from an individual who is directly related to the President of the Company. The note bears interest at the rate of 6% per annum, is unsecured and was repaid in July 2006.

On December 26, 2006, the Company borrowed $30,000 from an individual who is directly related to the President of the Company. The note bears interest at the rate of 6% per annum, is unsecured and is due December 26, 2007

NOTE F - STOCKHOLDERS’ EQUITY (DEFICIT)

In connection with the share exchange agreement dated March 11, 2005, the Company issued 15,000,000 shares at par to acquire Transport Automation Information Systems (TAIS).

On May 19, 2005, the Company, under a private placement agreement, issued 7,000,000 shares of its common stock at $0.005 per share.

On June 2, 2005, the Company issued a total of 32,500,000 shares of stock of officers and directors of the Company at $0.017. These shares represent founder’s shares of stock which were authorized by the Board of Directors on March 11, 2005 upon formation of the Company. Accordingly, Stock Based Compensation was recorded aggregating $425,000.

Between August 1, 2005 and November 30, 2005, the Company, under a private placement agreement, issued 737,000 shares of its common stock at $0.15 per share.

On March 17, 2005, the Company, under a private placement agreement, issued 53,333 of its common stock at $0.375 per share.

In connection with legal services, the Company issued 500,000 shares of its common stock on November 15, 2005 at $0.72 in exchange for future legal services. The fair value of the common stock issued was utilized in measuring stock based compensation and $360,000 was recorded in prepaid expenses since the service had not yet been performed.

The prepaid legal fees are being amortized over the period that the services are being performed. For the year ended December 31, 2006, $312,000 of the prepaid legal fees has been amortized.

ULTITEK, LTD. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

NOTE F - STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

On January 31, 2006, the Company issued 12,000,000 shares of its common stock to officers at $0.25 per share for compensation services performed. Accordingly, Stock Based Compensation was recorded aggregating $3,000,000.

In connection with legal services, the company issued 2,000,000 shares of its common stock on January 31, 2006 at $0.25 per share for services performed. The fair value of the common stock issued was utilized in measuring stock based compensation as this amount was deemed more reliably measurable than the fair value of the consideration received.

On January 2, 2006, the Company signed a management consulting agreement with the four former owners of TAIS for $100,000 a year each. During the period March 15, 2005 to March 15, 2006, each employee will receive 133,333 shares of the Company’s common stock. During the period March 15, 2006 to March 15, 2010, the annual consulting fee remains at $100,000 and is payable monthly in common stock of the Company or cash when the Company has sufficient cash to meet the commitments. Should the Company not be trading on the Over the Counter Bulletin Board, a discount of 25% is applicable to the trading price of the stock.

At December 31, 2005, the Company recorded $300,000 in consulting fees and has recorded 400,000 shares of common stock as issued and outstanding. For the year ended December 31, 2006, the Company recorded $400,000 in consulting fees and has included in shares outstanding an additional 4,086,750 shares of common stock. To date, the shares have not been issued.

NOTE G - PROVISION FOR INCOME TAXES

The principal types of differences, which are measured at current tax rates, are net operating loss carry forwards. At December 31, 2006 and 2005, these differences resulted in a deferred tax asset of approximately $408,000 and $42,000, respectively. SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Since realization is not assured, the Company has recorded a valuation allowance for the entire deferred tax asset, and the accompanying consolidated financial statements do not reflect any net asset for deferred taxes at December 31, 2006 and, 2005.

The Company’s net operating loss carry forwards amounted to approximately $1,634,000 and $168,000 at December 31, 2006 and 2005 respectively, which will expire through 2026.

The Company’s Russian subsidiary has an annual tax provision. The Russian tax rate is 24%. The difference between the effective tax rate per the statements of operations and the 24% Russian tax rate is due to (A) the disallowance of certain expenditures in Russia which are paid from surplus and (B) the U.S. losses of the parent company.

NOTE H - COMMITMENTS

Consulting Fees

On January 2, 2006, the Company signed a management consulting agreement with the four former owners of TAIS for $100,000 a year each. During the period March 15, 2005 to March 15, 2006, each employee will receive 133,333 shares of the Company’s common stock. During the period March 15, 2006 to March 15, 2010, the annual consulting fee remains at $100,000 and is payable monthly in common stock of the Company or cash when the Company has sufficient cash to meet the commitments. Should the Company not be trading on the Over the Counter Bulletin Board, a discount of 25% is applicable to the trading price of the stock.

ULTITEK, LTD. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

NOTE H - COMMITMENTS (Continued)

Leased Facilities

Both the Company’s office facility in the U.S. and its facility in Russia are leased on an annual renewal basis. Rent expense for the years ended December 31, 2006 and 2005 was $134,390 and $108,000, respectively.

The lease on the Russian facility expires on August 31, 2007. The minimum lease commitment is approximately $66,000 on this facility. On January 16, 2007, the Company renewed its lease on the U.S. facility. The minimum lease commitment for the period March 1, 2007 to February 28, 2008 is $13,475.

NOTE I- STOCK OPTION AND WARRANT AGREEMENTS

Between January 2, 2006 and February 14, 2006, the Company issued 1,000,000 options and 97,023,333 warrants. All 1,000,000 options and 77,753,333 warrants were issued to employees and 19,270,000 warrants were issued to consultants. These options and warrants are exercisable immediately and expire 5 years from the date of issuance and requires physical settlement by the Company. The following is a summary of the Company’s options and warrants:

			Weighted	Weighted
	Options	Average	Warrants	Average
	Outstanding	Exercise price	Outstanding	Exercise Price
Balance, December 31, 2005
Granted	1,000,000	$0.10	97,023,333	$0.02
Exercised
Cancelled
Balance, December 31, 2006	1,000,000	$0.10	97,023,333	$0.02

The average fair value of options granted was $0.18 and the average fair value of warrants granted was $0.02. The fair value was estimated using the Black-Scholes option pricing model based on the weighted average assumptions of:

	Options	Warrants
Risk-free rate	4.32%	4.32% - 4.65%
Volatility	75%	75% - 86%
Expected life	2.5 years	2.5 - 4 years
Dividend yield	0%	0%

The following summarizes stock options and warrants outstanding and exercisable at December 31, 2006:

			Average			Average
Exercise		Average	Exercise		Average	Exercise
Price	Options	Life	Price	Warrants	Life	Price

$0.02				96,853,333	4.18	$0.02
$0.10	1,000,000	4.06	$0.10
$0.15				170,000	4.06	$0.15

During the year ended December 31, 2006, the Company recognized $2,022,651 in expense related to the issuance of these options and warrants which is classified as Additional paid-in Capital.

NOTE J - SUBSEQUENT EVENTS

On March 23, 2007, the Company filed an S-8 for 7,000,000 shares of common stock with the SEC with a maximum offering price of $0.10.

ULTITEK, LTD. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

NOTE J - SUBSEQUENT EVENTS (Continued)

On April 5, 2007, the Company approved the issuance of 3,000,000 shares of stock to consultants of the Company at $0.11 per share.