Form 10KSB/A
period 2006-12-31
ULTITEK LTD
filed 2007-05-15
CIK 1327299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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

State the number shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 14, 2007, there were 74,431,933 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

TABLE OF CONTENTS

EXPLANATORY NOTE	4
FORWARD-LOOKING STATEMENTS	4
PART I	4
Item 1. Description of Business.	4
History	4
Common Stock	4
Our Principal Products and Services	5
Revenue	6
Summary Financial Information	6
Security Features	7
Background	7
Technology	8
Competition	8
Our Marketing Strategy	10
Competitive Edge	10
Registered Patents	11
Pricing Strategy	11
Promotion Strategy	12
Employees	12
Available Information	12
Item 2. Description of Property.	13
Item 3. Legal Proceedings.	13
Item 4. Submission of Matters to a Vote of Security Holders.	13
PART II	13
Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	13
Our Common Stock	13
Dividend Policy	15
Transfer Agent	15
Recent Sales of Unregistered Securities	16
Securities Authorized for Issuance under Equity Compensation Plans	16
Item 6. Management’s Discussion and Analysis or Plan of Operation.	17
Basis of Presentation	17
Business Overview	17
Industry Overview	17
Market Trends	18
Liquidity and Capital Resources	18
Results of Operations	19
Research and Development	19
Off-Balance Sheet Arrangements	20
Critical Accounting Policies & Estimates	20
RISKS ASSOCIATED WITH OUR BUSINESS	22
Item 7. Financial Statements.	24

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	24
Item 8A. Controls and Procedures	25
Item 8B. Other Information.	25
PART III	25
Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.	25
Compliance with Section 16(a) of the Securities Exchange Act of 1934	26
Code of Ethics	27
Item 10. Executive Compensation.	27
2006 Summary Compensation Table	27
Indemnity	28
Director Compensation	28
Employment Agreements	28
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	29
Item 12. Certain Relationships and Related Transactions, and Director Independence	31
Item 13. Exhibits and Reports on Form 8-K	31
Item 14. Principal Accountant Fees and Services	32
SIGNATURES	33

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 (File No.: 000-51819) filed with the Commission on April 17, 2007 (the “Original 10-KSB”) to file Exhibit 23.1 pursuant to which our independent public accounting firm consents to the incorporation by reference their audit report included herein in our Registration Statement on Form S-8 (File No.: 333-141532) filed with the Commission on March 23, 2007. Additionally, the consolidated financial statements have been revised to reflect subsequent events previously not disclosed to our independent registered public accounting firm.

Except for the changes described above and updating the beneficial ownership table in Item 11, this Form 10-K/A does not amend or update the Original Form 10-KSB.

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

These amounts are shown as restated. See Note A to the Consolidated Financial Statements included in this Registration Statement on Form 10-SB:

	At December 31,
	2006	2005
	(Audited)	(Audited)
Balance Sheet:
Cash	$6,900	$60,324
Total Assets	$1,081,935	$896,646
Total Liabilities	$1,407,606	$535,659
Total Stockholders’ Equity (Deficit)	$(325,731)	$360,987

	For the Fiscal Year Ended December 31,
	2006	2005
	(Audited)	(Audited)
Statement of Operations:
Revenue	$1,871,988	$1,171,797
Net Loss	$(7,411,167)	$(1,029,012)
Net Loss Per Share of Common Stock	$(0.11)	$(0.03)

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

Options/SAR Grants in Last Fiscal Year

OPTION/SAR GRANTS IN LAST FISCAL YEAR [Individual Grants]
Name	Number of securities underlying options/SARs granted (#)	Percent of total options/SARs granted to employees in fiscal year	Exercise or base price ($/Sh)	Expiration date
Mark Levin, PhD	250,000(1)	25%	$0.10/share	1/1/2011
Irina Shoful	250,000(2)	25%	$0.10/share	1/1/2011
Vladimir Lovsky	250,000(3)	25%	$0.10/share	1/1/2011
Gennady Gotgelf	250,000(4)	25%	$0.10/share	1/1/2011

(1)	Stock option agreement, dated January 2, 2006, between the Company and Mr. Levin for a purchase price of $0.10 per share.

(2)	Stock option agreement, dated January 2, 2006, between the Company and Ms. Shoful for a purchase price of $0.10 per share.

(3)	Stock option agreement, dated January 2, 2006, between the Company and Mr. Lovsky for a purchase price of $0.10 per share.

(4)	Stock option agreement, dated January 2, 2006, between the Company and Mr. Gotgelf or a purchase price of $0.10 per share.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of May 14, 2007 with respect to the beneficial ownership of the issuer’s common stock by (i) each person known by the issuer to be the beneficial owner of more than 5% of the outstanding common stock which is the only class of stock of the issuer, (ii) each director of the Company’s board of directors, (iii) each “named executive officer” as defined in Item 402(a)(2) of Regulation S-B promulgated under the Securities Act and (iv) the directors and executive officers of the issuer, as a group, without naming them.

Name and Address	Shares Held	Percentage (1)
Roman Price 200 Old Palisades Road Fort Lee, NJ 07024	105,100,000(2)	73.22%

Ernest J. Sabato 560 Sylvan Avenue Englewood Cliffs, NJ 07632	11,100,000(3)	13.45%

Paul Freed 560 Sylvan Avenue Englewood Cliffs, NJ 07632	500,000(4)	*

Mark Levin 112 Leningradskoe Shosse Moscow, Russia 125445	4,000,000(5)	5.36%

Vladimir Lovsky 15 Smolensky Blvd.
Moscow, Russia 119121	4,000,000(6)	5.36%

Gennady Gotgelf 4 Isakovsky Street Moscow, Russia 123181	4,000,000(7)	5.36%

Irina Shoful 15-22 Volokolomskoe Shosse Moscow, Russia 125080	4,000,000(8)	5.36%

Atlantic Holdings of NJ, LLC 24 Tennyson Drive Short Hills, NJ 07078	21,000,000(9)	23.48%

Semyon Zlochevsky 800 Palisade Avenue Fort Lee, NJ 07024	27,000,000(10)	26.62	%(10)

All Directors and Executive Officers as a Group (without naming them) (7 persons)	132,700,000 (11)	81.57%

* Less than 1%

(1)
Based on 74,431,933 shares of issued and outstanding common stock, par value $0.0001 per share, of Ultitek. Pursuant to Rule 13d-3 promulgated under the Exchange Act, any securities not outstanding which are subject to warrants, rights or conversion privileges exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purposes of computing the percentage of any other person.

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

Item 12. Certain Relationships and Related Transactions, and Director Independence

No transactions have occurred since the beginning of the Company’s last fiscal year or are proposed with respect to which a director, executive officer, security holder owning of record or beneficially more than 5 % of any class of the Company’s securities or any member of the immediate families of the foregoing persons had or will have a direct or indirect material interest:

Item 13. Exhibits and Reports on Form 8-K

(a) The following exhibits required by Item 601 of Regulation S-B are filed with this Registration Statement.

Exhibit Number	Description

2.1*	Certificate of Incorporation and Amendments

2.1.1*	Amendment, dated February 15, 2006, of Certificate of Incorporation of Ultitek.

2.2*	By-Laws

3.1*	Form of Warrant, dated January 2, 2006, to purchase shares of common stock of Ultitek, Ltd. for $0.15 per share.

3.2*	Form of Stock Option Agreement, dated January 2, 2006, to purchase shares of common stock of Ultitek, Ltd. for $0.10 per share

3.3*	Form of Warrant, dated February 14, 2006, to purchase shares of common stock of Ultitek, Ltd. for $0.02 per share

3.4*	7% Convertible Debenture, dated February 14, 2006, for the principal amount of $70,000 issued to Semyon Zlochevsky

3.5*	Registration Rights Agreement, dated February 14, 2006, between Ultitek, Ltd. and Semyon Zlochevsky

3.6*	7% Convertible Debenture, dated May 3, 2006, for the principal amount of $500,000 issued to Semyon Zlochevsky

3.7*	Registration Rights Agreement, dated May 3, 2006, between Ultitek, Ltd. and Semyon Zlochevsky

3.8*	Warrant Agreement, dated February 14, 2006, between Ultitek, Ltd. and Semyon Zlochevsky

3.9*	Warrant Agreement, dated May 3, 2006, between Ultitek, Ltd. and Semyon Zlochevsky

7.1*	Material Foreign Patents

7.2*	Patents Translation Certification

8.1*	Share Exchange Agreement - Ultitek and TAIS

23.1	Consent of Meyler & Company, LLC, independent registered public accounting firm.

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

ULTITEK, LTD.

Date: May 14, 2007	By:	/s/ ROMAN PRICE
Roman Price
President, Chief Executive Officer and Sole Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 14, 2007	/s/ ROMAN PRICE
Roman Price
President, Chief Executive Officer and Sole Director (Principal Executive Officer)

Date: May 14, 2007	/s/ PAUL FREED
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

/s/ Meyler & Company, LLC

Middletown, NJ
April 9, 2007 (except for Note J as to which the date is May 14, 2007)

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

ULTITEK, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)
December 31, 2006 and 2005

			Additional	Retained	Comprehensive	Stock
	Common Stock		Paid in	Earnings	Income	Subscription
	Shares	Amount	Capital	(Deficit)	(Loss)	Receivable	Total

Balance, December 31, 2005	56,190,333	5,619	1,363,931	(1,026,639)	18,526	(450)	360,987
Issuance of common stock to Officers at $0.25 per share	12,000,000	1,200	2,998,800				3,000,000
Issuance of common stock for legal services at $0.25 per share	2,000,000	200	499,800				500,000
Issuance of options and warrants			2,022,651				2,022,651
Fair value of warrants issued with convertible debenture			251,283				251,283
Beneficial conversion feature associated with convertible debentures			573,783				573,783
Issuance of common stock under consulting agreement to former officer of TAIS	4,086,750	409	399,591				400,000
Subscription receivable receipt						450	450
Net loss for year ended December 31, 2006				(7,411,167)			(7,411,167)
Change in comprehensive income (loss)for the year ended December 31, 2006					(23,718)		(23,718)
Balance, December 31, 2006	74,277,083	$7,428	$8,109,839	$(8,437,806)	$(5,192)	-	$(325,731)

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

ULTITEK, LTD. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

NOTE J - SUBSEQUENT EVENTS (Continued)

On April 5, 2007, the Company approved the issuance of 3,000,000 restricted shares of stock to consultants of the Company at $0.11 per share and 500,000 shares of S-8 stock at $0.10.

On April 24, 2007, the Company approved the issuance of 1,041,600 restricted shares of stock at $0.14 and 100,000 shares of S-8 stock at $0.10 to consultants of the Company.

EXHIBIT INDEX

23.1	Consent of Meyler & Company, LLC, independent registered public accounting firm.

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