Form 10QSB
period 2007-03-31
ULTITEK LTD
filed 2007-05-15
CIK 1327299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 000-51819

ULTITEK, LTD.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-2556241
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

560 Sylvan Avenue Englewood Cliffs, NJ	07632
(Address of Principal Executive Offices)	(Zip Code)

(201) 541-1700
(Registrant’s Telephone Number, Including Area Code)

__________________________________________________________
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
☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 74,431,933 shares of common stock, par value $0.0001 per share, issued and outstanding as of May 14, 2007.

Transitional Small Business Disclosure Format (check one): ☐ Yes ☒ No

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

ULTITEK, LTD. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	25,113	6,900
Accounts receivable	403,875	380,698
Work in progress	430,137	502,152
Prepaid expenses	60,260	43,574
Total Current Assets	919,385	933,324

OFFICE EQUIPMENT, net of accumulated depreciation of $65,167 and $62,831, respectively	127,233	141,611

Other Assets	7,000	7,000
Total Assets	1,053,618	1,081,935

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
Note payable to individual	145,000	30,000
Accounts payable	306,640	353,881
Deferred revenue	692,737	564,272
Accrued salaries and related taxes	22,011	39,336
Accrued expenses-other	80,941	83,458
Total Current Liabilities	1,247,329	1,070,947

7% CONVERTIBLE DEBENTURE	343,644	336,719

STOCKHOLDER'S DEFICIT
Preferred stock, par value $0.001, authorized
100,000,000 shares, none issued and outstanding
Common stock, par value $0.0001, authorized
1,000,000,000 shares, issued and outstanding
75,114,635 and 74,277,083 at March 31, 2007 and December 31, 2006, respectively	7,512	7,428
Additional paid in capital	8,209,755	8,109,839
Accumulated deficit	(8,774,197)	(8,437,806)
Accumulated and comprehensive income	19,575	(5,192)
Total Stockholder's Deficit	(537,355)	(325,731)
	1,053,618	1,081,935

See accompanying notes to consolidated financial statements.

ULTITEK, LTD. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2007	2006
		(Restated)

Revenues	$590,751	$457,206
Costs and expenses:
Cost of revenues	553,605	437,590
Selling, general and administrative
Expenses	200,926	4,918,337
Research and development expenses	150,000	22,500
Interest Expense	18,902	153,725
Depreciation	2,336	3,766

Total Costs and Expenses	925,769	5,535,918

NET INCOME (LOSS) BEFORE
TAXES	(335,018)	(5,078,712)
PROVISION FOR INCOME TAXES	1,373	4,691

NET INCOME (LOSS)	($336,391)	($5,083,403)

NET LOSS PER COMMON
SHARE (Basic and Diluted)	($0.01)	($0.08)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and diluted)	74,666,312	62,790,333

See accompanying notes to consolidated financial statements.

ULTITEK, LTD. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2007	2006
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($336,391)	($5,083,403)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	2,336	3,766
Stock based compensation	100,000	4,694,351
Interest Expense		151,558
Legal expense	19,725	144,000
Amortization of discount	6,925	604
Changes in assets and liabilities:
Increase in accounts receivable	(23,177)	(54,002)
Decrease in work in progress	72,015	45,220
Increase in prepaid expenses	(36,411)	(13,433)
Increase (decrease) in accounts payable	(47,241)	10,518
Increase in deferred revenue	128,465	-
Increase (decrease) in accrued salaries
and related taxes	(17,325)	55,757
Decrease in accrued income taxes	-	(22,670)
Increase (decrease) in accrued expenses-other	(2,517)	16,394
Net cash used in operating activities	(133,596)	(51,340)

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of office equipment	12,042	-
Purchase of office equipment	-	(6,049)
Net cash used in investing activities	12,042	(6,049)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of 7% convertible debenture		70,000
Note payable to individual- proceeds	115,000	550
Stock subscription receivable		450
Net cash provided by financing activities	115,000	71,000

EFFECT OF EXCHANGE RATE ON CASH	24,767	381

INCREASEIN CASH	18,213	13,992

CASH AT BEGINNING OF PERIOD	6,900	60,324

CASH AT END OF PERIOD	$25,113	$74,316

See accompanying notes to consolidated financial statements

ULTITEK, LTD. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2007	2006
		(Restated)

SUPPLEMENTAL CASH FLOW DISCLOSURES
Non-cash transactions:
Issuance of 12,000,000 shares of common stock as stock based compensation		$3,000,000
Fair value of options and warrants issued		1,694,351
Issuance of 837,552 shares of common stock as stock based compensation	100,000

See accompanying notes to consolidated financial statements.

ULTITEK, LTD. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Ultitek, LTD. and Subsidiaries annual report on Form 10KSB for the year ended December 31, 2006.

NOTE B- GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net loss of $336,391 in the three months ended March 31, 2007 and had a stockholders’ deficit of $537,355 at March 31, 2007. Management’s plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and generating of revenue through its business. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C - STOCKHOLDERS’ DEFICIT

During the three months ended March 31, 2007, the Company recorded $100,000 in consulting fees and has included in shares outstanding an additional 837,552 shares of common stock. To date, the shares have not been issued.

On March 23, 2007, the Company filed with the SEC a Registration Statement on Form S-8 therein registering 7,000,000 shares of common stock underlying awards granted or available for grant under the Company’s 2007 Incentive Compensation Plan with a maximum offering price of $0.10.

NOTE D - SUBSEQUENT EVENT

On April 5, 2007, the Company approved and issued 3,000,000 restricted shares of common stock to a consultant of the Company at $0.11 per share and 500,000 shares of S-8 stock for legal services at $0.10 per share

On April 24, 2007, the Company approved and issued an aggregate of 1,041,600 restricted shares of common stock to three consultants at $0.14 per share and 100,000 shares of S-8 stock at $0.10 per share to a fourth consultant of the Company.

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

The Company’s software, known as the ULTITEK System (“ULTITEK System”), consists of the following systems:

•  Computerized Reservation System (“CRS”). The Computer Reservations System is the module primarily designed to maintain seats inventory for airlines and to assist travel agencies book seats and other travel. Computerized Reservation System has a wide range of travel agency solutions, with an easy graphical interface including tools to run a travel agency productively.

•  Global Distribution System (“GDS”). The Global Distribution System is designed to disseminate flight schedules, seating availability, and pricing information electronically to customers. Modules provide solutions that meet the booking needs of travel agencies or in-house corporate travel departments.

•  Airline Operations System (“AOS”). The Airline Operations System allows a subscriber airline to manage every aspect of the airline’s operations, which makes ULTITEK a complete solution.

•  Departure Control System (“DCS”). The Departure Control System controls passenger registration and identification, boarding passes and seating assignments.

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

Liquidity and Capital Resources

As of March 31, 2007, we had $25,113 cash on hand and had a net loss of $336,391, and there is substantial doubt about our ability to continue as a going concern. We have financed our operations to date from loans, the sale of equity securities and through revenues.

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

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Our total revenue increased by $133,544, or approximately 29.2% from $457,206 for the three months ended March 31, 2006 to $590,751 for the three months ended March 31, 2007. This increase was due to an increase in software licenses and maintenance fees.

Our costs of revenue increased by $116,015, or approximately 26.5%, from $437,590 for the three months ended March 31, 2006 to $553,605 for the three months ended March 31, 2007. This increase was primarily due to an increase in the number of software licenses and maintenance activity which necessitated our increased utilization of programmers and consultants.

Research and Development

For the three months ended March 31, 2007, we spent approximately $150,000 in research and development, an increase from $22,500 for the three months ended March 31, 2006. This increase was due to the development and integration of reservation and financial systems. As we implement our business strategy and grow our business, we expect to incur significant research and development expenses with respect to our software and anticipate significant changes in research and development for our software. Any significant increases in research and development will be predicated entirely upon the particular circumstances of any acquisitions that we make, including the state of development of the technology, the complexity and the requirement for modification or integration with other solutions.

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

None during the quarter ended March 31, 2007.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

   Subsequent Events.

On April 5, 2007, the Company issued three million (3,000,000) shares of restricted common stock to Andrea Miller, for consulting services rendered. When issuing the shares, the Company relied upon the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act, as the issuance will not involve a public offering. There were no proceeds to the Company upon such issuance.

On April 5, 2007, the Company issued 500,000 shares of common stock to Virginia K. Sourlis, Esq. for legal services rendered. These shares were issued pursuant to the Company’s 2007 Incentive Compensation Plan, or the 2007 Plan, and were registered under the Securities Act on a Form S-8 (File No. 333-141532) filed with the Securities and Exchange Commission, or SEC, on March 23, 2007, or the Form S-8. There were no proceeds to the Company upon such issuance.

On April 24, 2007, the Company issued 100,000 shares of common stock to Len Stahl, a consultant to the Company, for consulting services rendered. These shares were issued pursuant to the 2007 Plan and were registered under the Securities Act on the Company’s Form S-8. There were no proceeds to the Company upon such issuance.

On April 24, 2007, the Company issued 60,000, 40,000 and 41,160 shares of restricted common stock to Svetlana Kolesnikova, Floriya Prom and Global Consulting Group, respectively, for consulting services rendered. When issuing the shares, the Company relied upon the exemption from registration afforded the Company under Section 4(2) of the Securities Act as the issuance will not involve a public offering. There were no proceeds to the Company upon such issuances.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification by Roman Price, the Principal Executive Officer of Ultitek, Ltd., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification by Paul Freed, CPA, the Principal Accounting Officer of Ultitek, Ltd., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Roman Price, the Principal Executive Officer of Ultitek, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Paul Freed, the Principal Accounting Officer of Ultitek, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTITEK, LTD.

Dated: May 15, 2007	By:	/s/ PAUL FREED
Paul Freed Chief Financial Officer (Principal Accounting Officer) of Ultitek, Ltd.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by Roman Price, the Principal Executive Officer of Ultitek, Ltd., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification by Paul Freed, CPA, the Principal Accounting Officer of Ultitek, Ltd., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Roman Price, the Principal Executive Officer of Ultitek, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Paul Freed, the Principal Accounting Officer of Ultitek, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002