Form 10QSB
period 2007-06-30
ULTITEK LTD
filed 2007-08-10
CIK 1327299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)
☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
OR

☐   TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. There were 87,381,933 shares of common stock, par value $0.0001 per share, issued and outstanding as of August 10, 2007.

Transitional Small Business Disclosure Format (check one):  ☐ Yes    ☒ No

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

ULTITEK, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	14,311	6,900
Accounts receivable	457,770	380,698
Work in progress	421,895	502,152
Prepaid expenses		43,574
Total Current Assets	893,976	933,324

OFFICE EQUIPMENT, net of accumulated depreciation of $68,290 and $62,831, respectively	120,920	141,611

Other Assets	7,000	7,000
Total Assets	1,021,896	1,081,935

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
Note payable to individual	145,000	30,000
Accounts payable	284,527	353,881
Deferred revenue	698,321	564,272
Accrued salaries and related taxes	38,481	39,336
Accrued expenses-other	301,078	83,458
Total Current Liabilities	1,467,407	1,070,947

7% CONVERTIBLE DEBENTURE	350,931	336,719

STOCKHOLDER'S DEFICIT
Preferred stock, par value $0.001, authorized 100,000,000 shares, none issued and outstanding
Common stock, par value $0.0001, authorized 1,000,000,000 shares, issued and outstanding 93,448,709 and 74,277,083 at June 30, 2007 and December 31, 2006, respectively	9,345	7,428
Additional paid in capital	8,958,922	8,109,839
Accumulated deficit	(9,784,491)	(8,437,806)
Accumulated and comprehensive income (loss)	19,782	(5,192)
Total Stockholder's Deficit	(796,442)	(325,731)
	1,021,896	1,081,935

See accompanying notes to consolidated financial statements.

ULTITEK, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
		(Restated)		(Restated)

Revenues	$686,293	$368,047	$1,277,044	$825,253
Costs and expenses:
Cost of revenues	648,680	271,009	1,202,285	708,599
Selling, general and administrative Expenses	833,192	1,287,251	1,034,118	6,205,588
Research and development expenses	190,000	28,750	340,000	51,250
Interest Expense	19,526	433,479	38,428	587,204
Depreciation	3,123	3,635	5,459	7,401

Total Costs and Expenses	1,694,521	2,024,124	2,620,290	7,560,042

NET INCOME (LOSS) BEFORE TAXES	(1,008,228)	(1,656,077)	(1,343,246)	(6,734,789)

PROVISION FOR INCOME TAXES	2,066	914	3,439	5,605

NET INCOME (LOSS)	$(1,010,294)	$(1,656,991)	$(1,346,685)	$(6,740,394)

NET LOSS PER COMMON SHARE (Basic and Diluted)	$(0.01)	$(0.02)	$(0.02)	$(0.10)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and diluted)	82,086,219	70,817,925	78,396,762	67,960,003

See accompanying notes to consolidated financial statements.

ULTITEK, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2007	2006
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,346,685)	$(6,740,394)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	5,459	7,401
Stock based compensation	782,000	5,722,651
Interest Expense		573,783
Legal and professional expense	95,450	168,000
Amortization of discount	14,212	4,549
Changes in assets and liabilities:
Increase in accounts receivable	(77,072)	(186,471)
(Increase) decrease in work in progress	80,257	(14,429)
(Increase) decrease in prepaid expenses	7,124	(97,237)
Increase (decrease) in accounts payable	(69,354)	173,985
Increase in deferred revenue	134,049	-
Increase (decrease) in accrued salaries and related taxes	(855)	27,377
Increase in accrued income taxes		2,223
Increase in accrued expenses-other	227,620	7,431
Net cash used in operating activities	(147,795)	(351,131)

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of office equipment	15,232
Purchase of office equipment		(11,475)
Net cash used in investing activities	15,232	(11,475)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of 7% convertible debenture		570,000
Note payable to individual- proceeds	115,000
Stock subscription receivable		450
Net cash provided by financing activities	115,000	570,450

EFFECT OF EXCHANGE RATE ON CASH	24,974	330

INCREASE IN CASH	7,411	208,174

CASH AT BEGINNING OF PERIOD	6,900	60,324

CASH AT END OF PERIOD	$14,311	$268,498

See accompanying notes to consolidated financial statements.

ULTITEK, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2007	2006
		(Restated)

SUPPLEMENTAL CASH FLOW DISCLOSURES
Non-cash transactions:
Issuance of 1,970,026 shares of common stock as stock based compensation	200,000
Issuance of 500,000 shares of common stock for legal services	55,000
Issuance of 1,214,778 shares as stock based compensation		200,000
Exercise of warrants for 15,000,000 shares of common stock at $0.02 per share	300,000
Cancellation of 3,750,000 shares of common stock at $0.08 per share in payment of cashless warrant exercise	300,000
Issuance of 5,741,600 shares of common as stock as stock based compensation	596,000
Issuance of 12,000,000 shares of common as stock as stock based compensation		3,000,000
Issuance of 2,000,000 shares of common as stock for legal services		500,000
Fair value of options and warrants issued		2,022,651
fair value of warrants associated with 7% convertible debenture		251,283
Beneficial conversion features related to convertible debentures		573,783

See accompanying notes to consolidated financial statements.

ULTITEK, LTD. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007
NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Ultitek, LTD. and Subsidiaries annual report on Form 10KSB for the year ended December 31, 2006.

NOTE B- GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,346,685 in the six months ended June 30, 2007 and had a stockholders’ deficit of $796,442 at June 30, 2007. Management’s plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and generating of revenue through its business. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C - STOCKHOLDERS’ DEFICIT

During the six months ended June 30, 2007, the Company recorded $200,000 in consulting fees and has included in shares outstanding an additional 1,970,026 shares of common stock. To date, the shares have not been issued.

On March 23, 2007, the Company filed with the SEC a Registration Statement on Form S-8 therein registering 7,000,000 shares of common stock underlying awards granted or available for grant under the Company’s 2007 Incentive Compensation Plan with a maximum offering price of $0.10.

On April 5, 2007, the Company approved and issued 3,000,000 restricted shares of common stock to a consultant of the Company at $0.11 per share and 500,000 shares of S-8 stock for legal services at $0.11 per share

On April 24, 2007, the Company approved and issued an aggregate of 1,041,600 restricted shares of common stock to three consultants at $0.14 per share and 100,000 shares of S-8 stock at $0.14 per share to a fourth consultant of the Company.

ULTITEK, LTD. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007

NOTE C - STOCKHOLDERS’ DEFICIT (CONTINUED)

On June 1, 2007, the President of the Company exercised warrants to purchase 15,000,000 shares of the Company’s common stock at $0.02. The exercise was treated as a cashless exercise with 3,750,000 shares returned to the Company and cancelled. The 3,750,000 shares represent the fair value of the shares needed to repay the $300,000 exercise price. The original warrant agreement did not allow for a cashless exercise. As such, the Company agreed to amend the warrant agreement retroactive to June 1, 2007, the date of exercise. The amendment was executed and approved by the Board of Directors of the Company on August 7, 2007. As a result of the cashless exercise amendment and calculation, the President of the Company is due an additional 250,000 shares.

On June 5, 2007, the Company approved and issued 1,600,000 S-8 shares of common stock at $0.07 per share to the spouse of the President of the Company for payment of professional fees.

NOTE D - SUBSEQUENT EVENTS

On July 6, 2007, the Company approved and issued 300,000 restricted shares of common stock to a consultant for $18,000.

On July 12, 2007, the Company approved and issued 50,000 restricted shares of common stock to a consultant at $0.08 per share for services rendered.

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

Liquidity and Capital Resources

As of June 30, 2007, we had $14,311 cash on hand and had a net loss of $1,346,685 and a stockholders’ deficit of $796,442. Our auditors have expressed their doubt about our ability to continue as a going concern. We have financed our operations to date from loans, the sale of equity securities and through revenues.

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

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Our total revenue increased by $318,246, or approximately 86.5%, from $368,047 for the three months ended June 30, 2006 to $686,293 for the three months ended June 30, 2007. This increase was due to an increase in software licenses and maintenance fees.

Our costs of revenue increased by $377,671,or approximately 139.4%, from $271,009 for the three months ended June 30, 2006 to $648,680 for the three months ended June 30, 2007. This increase was primarily due to an increase in the number of software licenses and maintenance activity which necessitated our increased utilization of programmers and consultants.

Our selling, general and administrative expenses (SG&A) decreased by $454,059, or approximately 35.3%, from $1,287,251 for the three months ended June 30, 2006 to $833,192 for the three months ended June 30, 2007. This decrease was primarily due to stock based compensation of $1,028,300 for the three months ended June 30, 2006 versus $682,000 for the three months ended June 30, 2007.

Our interest expense decreased by $413,953 or approximately 95.5%, from $433,479 for the three months ended June 30, 2006 to $19,526 for the three months ended June 30, 2007. This decrease was primarily due to a $421,916 beneficial conversion features related to warrants issued with the convertible debentures in 2006.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Our total revenue increased by $451,791, or approximately 54.7% from $825,253 for the six months ended June 30, 2006 to $1,277,044 for the six months ended June 30, 2007. This increase was due to an increase in software licenses and maintenance fees.

Our costs of revenue increased by $493,686, or approximately 69.7%, from $708,599 for the six months ended June 30, 2006 to $1,202,285 for the six months ended June 30, 2007. This increase was primarily due to an increase in the number of software licenses and maintenance activity which necessitated our increased utilization of programmers and consultants.

Our selling, general and administrative expenses (SG&A) decreased by $5,171,470, or approximately 83.3%, from $6,205,588 for the six months ended June 30, 2006 to $1,034,118 for the six months ended June 30, 2007. This decrease was primarily due to stock based compensation of $5,722,651 for the six months ended June 30, 2006 versus $782,000 for the six months ended June 30, 2007.

Our interest expense decreased by $548,776, or approximately 93.4%, from $587,204 for the six months ended June 30, 2006 to $38,428 for the six months ended June 30, 2007. This decrease was primarily due to $573,783 in beneficial conversion features related to warrants issued with the convertible debentures in 2006.

Research and Development

For the three and six months ended June 30, 2007, we spent approximately $190,000 and $340,000,respectively, in research and development, an increase from $28,750 and $51,250 for the three and six months ended June 30, 2006, respectively. These increases were due to the development and integration of reservation and financial systems. As we implement our business strategy and grow our business, we expect to incur significant research and development expenses with respect to our software and anticipate significant changes in research and development for our software. Any significant increases in research and development will be predicated entirely upon the particular circumstances of any acquisitions that we make, including the state of development of the technology, the complexity and the requirement for modification or integration with other solutions.

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

On April 24, 2007, the Company issued 600,000, 400,000 and 41,160 shares of restricted common stock to Svetlana Kolesnikova, Floriya Prom and Global Consulting Group, respectively, for consulting services rendered. When issuing the shares, the Company relied upon the exemption from registration afforded the Company under Section 4(2) of the Securities Act as the issuance will not involve a public offering. There were no proceeds to the Company upon such issuances.

On June 1, 2007, Roman Price, the President of the Company, partially exercised a warrant issued on February 14, 2006 to purchase a total of 66,600,000 shares of the Company’s common stock at $0.02 per share. The exercise was for 15,000,000 shares and was treated as a cashless exercise with 3,750,000 shares returned to the Company and cancelled. The 3,750,000 shares represent the fair value of the shares needed to repay the $300,000 exercise price. The original warrant agreement did not allow for a cashless exercise. As such, the Company agreed to amend the warrant agreement retroactive to June 1, 2007, the date of exercise. The amendment was executed and approved by the Board of Directors of the Company on August 7, 2007. As a result of the cashless exercise amendment and calculation, the President of the Company is due an additional 250,000 shares. When issuing the shares, the Company relied upon the exemption from registration afforded the Company under Section 4(2) of the Securities Act, as the issuance will not involve a public offering. There were no proceeds to the Company upon such issuance.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Subsequent Events

On July 6, 2007, the Company approved and issued 300,000 restricted shares of common stock to a consultant for $18,000. When issuing the shares, the Company relied upon the exemption from registration afforded the Company under Section 4(2) of the Securities Act, as the issuance will not involve a public offering.

On July 12, 2007, the Company approved and issued 50,000 restricted shares of common stock to a consultant at $0.08 per share for services rendered. When issuing the shares, the Company relied upon the exemption from registration afforded the Company under Section 4(2) of the Securities Act, as the issuance will not involve a public offering.

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

ULTITEK, LTD.

Dated: August 10, 2007	By:	/s/ PAUL FREED
Paul Freed Chief Financial Officer (Principal Accounting Officer) of Ultitek, Ltd.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by Roman Price, the Principal Executive Officer of Ultitek, Ltd., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification by Paul Freed, CPA, the Principal Accounting Officer of Ultitek, Ltd., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Roman Price, the Principal Executive Officer of Ultitek, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Paul Freed, the Principal Accounting Officer of Ultitek, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002