Form 10QSB
period 2007-09-30
ULTITEK LTD
filed 2007-10-26
CIK 1327299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from _____________________  to  ___________________

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
☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. There were 87,381,933 shares of common stock, par value $0.0001 per share, issued and outstanding as of October 25, 2007.

Transitional Small Business Disclosure Format (check one): ☐ Yes ☒ No

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

ULTITEK, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$11,688	$6,900
Accounts receivable	564,650	380,698
Work in progress	572,352	502,152
Prepaid expenses		43,574
Total Current Assets	1,148,690	933,324

OFFICE EQUIPMENT, net of accumulated depreciation of $83,677 and $62,831, respectively	118,182	141,611

Other Assets	7,000	7,000

Total Assets	$1,273,872	$1,081,935

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Note payable to individual	$166,000	$30,000
Accounts payable	585,076	353,881
Deferred revenue	572,513	564,272
Accrued salaries and related taxes	54,951	39,336
Accrued expenses-other	333,801	83,458
Total Current Liabilities	1,712,341	1,070,947

7% CONVERTIBLE DEBENTURE	358,455	336,719

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001, authorized 100,000,000 shares, none issued and outstanding
Common stock, par value $0.0001, authorized 1,000,000,000 shares, issued and outstanding 94,910,357 and 74,277,083 at September 30, 2007 and December 31, 2006, respectively	9,491	7,428
Additional paid in capital	9,086,600	8,109,839
Accumulated deficit	(9,915,914)	(8,437,806)
Accumulated other comprehensive income (loss)	22,899	(5,192)
Total Stockholders’ Deficit	(796,924)	(325,731)

Total Liabilities and Stockholders’ Deficit	$1,273,872	$1,081,935

See accompanying notes to consolidated financial statements.

ULTITEK, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

Revenues	$525,128	$284,697	$1,802,172	$1,109,950
Costs and expenses:
Cost of revenues	418,363	231,812	1,620,648	940,411
Selling, general and administrative Expenses	202,134	252,285	1,236,252	6,454,726
Research and development expenses	-	37,600	340,000	88,850
Interest Expense	19,944	21,852	58,372	604,017
Depreciation	15,387	4,414	20,846	11,815

Total Costs and Expenses	655,828	547,963	3,276,118	8,099,819

NET LOSS BEFORE TAXES	(130,700)	(263,266)	(1,473,946)	(6,989,869)

PROVISION FOR INCOME TAXES	723	1,845	4,162	7,450

NET LOSS	$(131,423)	$(265,111)	$(1,478,108)	$(6,997,319)

NET LOSS PER COMMON SHARE (Basic and Diluted)	$0.00	$0.00	$(0.02)	$(0.10)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and diluted)	94,416,614	72,192,939	83,805,603	68,788,687

See accompanying notes to consolidated financial statements.

ULTITEK, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES	$(1,478,108)	$(6,997,319)
Net loss
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	20,846	11,815
Stock based compensation	892,824	5,822,651
Beneficial conversion feature	-	573,783
Legal and professional expense	94,450	216,000
Amortization of discount	21,736	11,204
Changes in assets and liabilities:
(Increase) in accounts receivable	(183,952)	(265,938)
(Increase) decrease in work in progress	(70,200)	(244,652)
(Increase) decrease in prepaid expenses	7,124	(98,471)
Increase (decrease) in accounts payable	231,195	451,090
Increase in deferred revenue	8,241
Increase (decrease) in accrued salaries and related taxes	15,615	32,834
Decrease in accrued income taxes	-	(30,305)
Increase in accrued expenses-other	260,343	23,925
Net cash used in operating activities	(179,886)	(493,383)

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of office equipment	2,583
Purchase of office equipment		(18,788)
Net cash used in investing activities	2,583	(18,788)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of 7% convertible debenture		570,000
Note payable to individual- proceeds	136,000	(50,000)
Sale of common stock	18,000
Stock subscription receivable		450
Net cash provided by financing activities	154,000	520,450

EFFECT OF EXCHANGE RATE ON CASH	28,091	440

INCREASE IN CASH	4,788	8,719

CASH AT BEGINNING OF PERIOD	6,900	60,324

CASH AT END OF PERIOD	$11,688	$69,043

See accompanying notes to consolidated financial statements.

ULTITEK, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2007	2006

SUPPLEMENTAL CASH FLOW DISCLOSURES
Non-cash transactions:
Issuance of 3,041,674 shares of common stock as stock based compensation	300,000
Issuance of 500,000 shares of common stock for legal services	55,000
Issuance of 1,214,778 shares as stock based compensation		200,000
Exercise of warrants for 15,000,000 shares of common stock at $0.02 per share	300,000
Cancellation of 3,750,000 shares of common stock at $0.08 per share in payment of cashless warrant exercise	300,000
Issuance of 5,791,600 shares of common as stock as stock based compensation	605,824
Issuance of 300,000 shares of common stock	18,000
Issuance of 12,000,000 shares of common as stock as stock based compensation		3,000,000
Issuance of 2,000,000 shares of common as stock for legal services		500,000
Fair value of options and warrants issued		2,022,651
fair value of warrants associated with 7% convertible debenture		251,283
Beneficial conversion features related to convertible debentures		573,783

See accompanying notes to consolidated financial statements.

ULTITEK, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2007

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Ultitek, LTD. and Subsidiaries annual report on Form 10KSB for the year ended December 31, 2006.

NOTE B- GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,478,108 in the nine months ended September 30, 2007 and had an accumulated deficit of $9,915,914 at September 30, 2007. Management’s plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and generating of revenue through its business. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C - STOCKHOLDERS’ DEFICIT

During the nine months ended September 30, 2007, the Company recorded $300,000 in consulting fees and has included in shares outstanding an additional 3,041,674 shares of common stock. To date, the shares have not been issued.

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

SEPTEMBER 30, 2007

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

On June 5, 2007, the Company approved and issued 1,600,000 S-8 shares of common stock at $0.07 per share to an individual related to the President of the Company for payment of professional fees.

On July 6, 2007, the Company approved and issued 300,000 restricted shares of common stock for $18,000 in a private placement.

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

•Airline Operations System (“AOS”). The Airline Operations System allows a subscriber airline to manage every aspect of the airline’s operations, which makes ULTITEK a complete solution.

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

Liquidity and Capital Resources

As of September 30, 2007, we had $11,688,cash on hand and had a net loss of $1,478,108 and accumulated deficit of $9,915,914. Our auditors have expressed their doubt about our ability to continue as a going concern. We have financed our operations to date from loans, the sale of equity securities and through revenues.

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

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Our total revenue increased from $284,697 for the three months ended September 30, 2006 to $525,128 for the three months ended September 30, 2007. This increase was due to an increase in software licenses, additional modifications, maintenance fees and an increase in distribution operations.

Our costs of revenue increased from $231,812 for the three months ended September 30, 2006 to $418,363 for the three months ended September 30, 2007. This increase was primarily due to an increase in the number of software licenses, maintenance activity and distribution operations which necessitated our increased utilization of programmers and consultants.

Our selling, general and administrative expenses (SG&A) decreased from $252,285 for the three months ended September 30, 2006 to $202,134 for the three months ended September 30, 2007. This decrease was primarily due to a decrease in stock based compensation for the three months ended September 30, 2007 versus the three months ended September 30, 2006.

Our depreciation increased from $4,414 for the three months ended September 30, 2006 to $15,387 for the three months ended September 30, 2007. This increase was primarily due to depreciation on leasehold improvements which were made in 2006.

Our net loss decreased from $265,111 for the three months ended September 30, 2006 to $131,423 for the three months ended September 30, 2007. This decrease was primarily due to increased productivity and higher margins, as well as decreases in stock based compensation.

Nine Months Ended September 30, 2007 Compared to Nine months Ended September 30, 2006

Our total revenue increased from $1,109,950 for the nine months ended September 30, 2006 to $1,802,172 for the nine months ended September 30, 2007. This increase was due to an increase in software licenses, additional modifications, maintenance fees and an increase in distribution operations..

Our costs of revenue increased from $940,411 for the nine months ended September 30, 2006 to $1,620,648 for the nine months ended September 30, 2007. This increase was primarily due to an increase in the number of software licenses, maintenance activity and distribution operations which necessitated our increased utilization of programmers and consultants.

Our selling, general and administrative expenses (SG&A) decreased from $6,454,726 for the nine months ended September 30, 2006 to $1,236,252 for the nine months ended September 30, 2007. This decrease was primarily due to stock based compensation of $5,822,651 for the nine months ended September 30, 2006 versus $892,824 for the nine months ended September 30, 2007.

Our interest expense decreased from $604,017 for the nine months ended September 30, 2006 to $58,372 for the nine months ended September 30, 2007. This decrease was primarily due to $573,783 in beneficial conversion features related to warrants issued with the convertible debentures in 2006.

Depreciation increased from $11,815 for the nine three months ended September 30, 2006 to $20,846 for the nine months ended September 30, 2007. This increase was primarily due to depreciation on leasehold improvements which were made in 2006.

Our net loss decreased from $6,997,319 for the nine months ended September 30, 2006 to $1,478,108 for the nine months ended September 30, 2007. This decrease was primarily due to the decrease in stock based compensation.

Cash Flows from Operating Activities

Stock based compensation decreased from $5,822,651 for the nine months ended September 30, 2006 to $892,824 for the nine months ended September 30, 2007. This decrease was primarily due to a decrease in stock, options and warrants to management and consultants in 2007.

Legal fees decreased from $216,000 for the nine months ended September 30, 2006 to $94,450 for the nine months ended September 30, 2007. This decrease is primarily due to the amortization of stock issued in 2005 for legal services, which was primarily amortized in 2006 for services provided.

Accrued expenses increased from $23,925 for the nine months ended September 30, 2006 to $260,343 for the nine months ended September 30, 2007. Accrued expenses consist primarily of $150,000 due to an R&D consultant incurred in 2007.

Research and Development

For the three and nine months ended September 30, 2007, we spent approximately $0 and $340,000, respectively, in research and development, versus $37,600 and and $88,850 for the three and nine months ended September 30, 2006, respectively. The increase for the nine months ended September 30, 2007 was due to the development and integration of the equipment maintenance system in 2007.

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

(b) Changes in Internal Controls pver Financial Reporting. There were no changes in our internal controls over financial reporting during the fiscal quarter covered by this Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 6, 2007, the Company approved and issued 300,000 restricted shares of common stock to a consultant for $30,000. When issuing the shares, the Company relied upon the exemption from registration afforded the Company under Section 4(2) of the Securities Act as the issuance will not involve a public offering. There were no proceeds to the Company upon such issuance.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.
Exhibit No.	Description

31.1	Certification by Roman Price, the Principal Executive Officer of Ultitek, Ltd., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification by Paul Freed, CPA, the Principal Accounting Officer of Ultitek, Ltd., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Roman Price, the Principal Executive Officer of Ultitek, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Paul Freed, the Principal Accounting and Financial Officer of Ultitek, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTITEK, LTD.

Dated: October 25, 2007	By:	/s/ PAUL FREED
Paul Freed Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by Roman Price, the Principal Executive Officer of Ultitek, Ltd., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification by Paul Freed, CPA, the Principal Accounting and Financial Officer of Ultitek, Ltd., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Roman Price, the Principal Executive Officer of Ultitek, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Paul Freed, the Principal Accounting and Financial Officer of Ultitek, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002