Form 10KSB
period 2007-12-31
ULTITEK LTD
filed 2008-04-15
CIK 1327299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-51819

ULTITEK, LTD.

(Name of small business issuer in its charter)

Nevada	20-2556241
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

560 Sylvan Avenue, Englewood Cliffs, New Jersey	07632
(Address of principal executive offices)	(Zip Code)

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

State issuer’s revenues for most recent fiscal year: $2,365,643.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act):

Approximately $987,567 based on an aggregate amount of 24,087,000 shares of non-affiliate Common Stock at a sales price of $0.041 on March 31, 2008.

State the number shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of April 15, 2008, there were 139,381,933 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

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

Common Stock

Since March 12, 2007, our common stock has been listed for trading on the OTC Bulletin Board under the ticker symbol, “UITK.OB.” Prior to such listing, our common stock had been trading on the Pink Sheets maintained by the NASD (now FINRA) under the symbol “UITK.PK.” Stocks traded on the OTCBB and Pink Sheets are usually thinly traded, highly volatile, and not followed by analysts. Investors in our common stock may experience a loss or liquidity problem with their share holdings.

Our Principal Products and Services

We operate a completely independent reservation, global distribution, and airline operation system. Traditionally, computer reservation systems and global travel distribution systems are partly or completely owned and hosted by a few large airlines. The remaining airlines are guests on these systems and have their information stored on the system hosted by a competitor who charges significant user fees while accumulating proprietary and confidential information of the guest airline. There are approximately ten large airlines with their own system which host the other 990 regional, mid-size and small airlines. Our product provides these airlines with a state-of-the-art system that is efficient, less costly and allows them to maintain their own proprietary information.

The Company’s software, known as the ULTITEK System, consists of the following systems:

●  Computerized Reservation System. The Computer Reservations System (“CRS”) is the module primarily designed to maintain seat inventory for airlines and to assist travel agencies in booking seats and other travel. The CRS provides a wide range of travel agency solutions with an easy graphical interface to run a travel agency productively.

●  Global Distribution System. The Global Distribution System (“GDS”) is designed to disseminate flight schedules, seating availability and pricing information electronically to customers. GDS provides solutions that meet the booking needs of travel agencies or in-house corporate travel departments.

●  Airline Operations System. The Airline Operations System (“AOS”) allows a subscriber airline to manage every aspect of its operations.

●  Departure Control System. The Departure Control System (“DCS”) controls passenger registration and identification, boarding passes and seating assignments.

The ULTITEK System also includes the following:

•	a complete accounting system, including revenue management, yield management, accounts payable, accounts receivable, general ledger and cost accounting;
•	inventory control for the number of seats available on a flight;
•	inventory control for spare parts and other miscellaneous components;
•	maintenance;
•	fixed assets;
•	purchasing;
•	airport departure control (including control of boarding passes);
•	inter-airline clearing facility with electronic funds transfer;
•	aircraft dispatching;
•	crew management/scheduling;
•	airplane equipment inventory;
•	miscellaneous supplies and logistics;
•	inter-city long haul bus station/scheduling/reservation system;
•	reservations via Internet;
•	theater tickets sales;
•	multilingual features;
•	access to hotel reservations;
•	access to car rental reservations;
•	access to other tour operators;
•	frequent flyer programs; and
•	charter airline management modules.

The ULTITEK System is currently accredited by International Air Transport Association (“IATA”) defined as a Computerized Reservation System, and has an IATA-designated code. The ULTITEK System communicates with most distribution systems worldwide.

The ULTITEK System will be available in English and Russian. Subsequently, language modules will include French, German, Spanish, and other languages, as necessary, for ease of use and to support international marketing efforts at an anticipated cost ranging from $300,000 to $500,000 per additional language module.

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

ULTITEK will provide a virtual private network based on the Internet. This feature will provide the ULTITEK System with the ability to issue tickets for trips involving the subscriber airline or multiple airlines and act as a clearinghouse. Tickets may be issued as e-tickets, smart-card tickets, or via hard copy at a travel agency. This feature allows corporations to make their own reservations and issue tickets at the travel agency of their choice.

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

Recent Events

On November 9, 2007, the Company entered into a non-exclusive licensing agreement with the Ukrainian State Scientific Corporation “Kiev Institute of Automation” (“KIA”), to license to KIA its proprietary technology and to furnish to KIA a national Ukrainian reservation system. The term of the licensing agreement is five years, and is subject to automatic renewal. This agreement is attached to this annual statement as Exhibit 10.1.

Revenue

We generate revenue through our licensing of the ULTITEK System to subscriber airlines and through our support and maintenance fees and consulting agreements. We currently have approximately 24 licensing agreements with 16 reservation centers throughout the former Soviet Union servicing 62 airlines and over 5,000 travel agents. We also have 38 direct licenses of our software with various airlines in the former Soviet Union which includes us providing support services to them on a time and material basis. Our agreements provide for a one time lump sum licensing fee ranging between $10,000 and $100,000 depending on the number of locations, volume of passengers, number of servers, number of computers and the like. In addition, we offer separate maintenance agreements based on time and material, which agreements are renewable anywhere from 1 to 5 years, and we sell upgrades of our software to the reservation centers, airports, theaters and our other customers.

As of December 31, 2007, we had a net loss of $4,113,167 and a stockholders’ deficit of $1,176,406, causing our auditors to express their doubt as to our ability to continue as a going concern.

Summary Financial Information

The table below summarizes (i) our audited balance sheet at December 31, 2007, compared to December 31, 2006 and (iii) our statement of operations for the audited year ended December 31, 2007 compared to December 31, 2006. Prior to our acquisition of TAIS on March 11, 2005, we were a non-operating “shell” corporation. For financial statement purposes, the merger has been reflected as though it occurred on January 1, 2004 and the historical statements prior to the date of merger are those of TAIS.

	At December 31,
	2007 (Audited)	2006 (Audited)
Balance Sheet:
Cash	$1,551	$6,900
Total Assets	$981,658	$1,081,935
Total Liabilities	$2,158,064	$1,407,666
Total Stockholders’ Deficit	$(1,176,406)	$(325,731)

	For the Fiscal Year Ended December 31,
	2007 (Audited)	2006 (Audited)
Statement of Operations:
Revenue	$2,365,643	$1,871,988
Net Loss	$(4,113,167)	$(7,411,167)
Net Loss Per Share of Common Stock	$(0.05)	$(0.11)

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

Background

In 1968, Aeroflot, the largest airline in the world, commenced development of a system to operate its entire operation. The system was named SIREN I. In 1972, the system was installed in all Moscow airports. In 1982, the system was upgraded and SIREN II was released on Russian-based mainframes. Moscow alone handles 20 million passengers a year on this system. In 1989, after the Soviet Union dissolved, a company called TAIS (now our wholly-owned subsidiary) was established and the existing development team stayed on and created a new version of the system on a UNIX based operating system thereby making it capable of running on any modern hardware platform available in the world. TAIS maintained and enhanced the system and currently supports 24 computer reservation centers with 62 airlines and over 5,000 travel agents.

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

Technology

The ULTITEK System is based on multi-tier client server technology as compared to the mainframe-based technology of our competitors. The cost per transaction using a mainframe-based technology is higher because it is more expensive to maintain and program, than using a UNIX service based machine that involves new technology and less expensive to maintain and program. The database and server applications are hosted on high availability UNIX servers (systems available from all manufacturers), or on Intel based platforms running LINUX or SCO UNIX. Since our system is Web enabled, the user’s access to the system can be through any computer capable of running a Web browser with 128-bit encryption. In a multi-client server technology, multiple users can be on the same system accessing the same or different information through passwords and permissions granted. The applications are written in Basic, C and C++, all of which are well documented and easily maintained. Relational database technology replicated across globally distributed and confederated servers assures security and disaster recovery. Inter-server and server to client communications are provided by Internet-based virtual private network technology. Clients can also access the system via private networks and/or point-to-point communications. Our customers will have the option of acquiring and operating their own system, or of having their system hosted by us at our three globally distributed data centers. We will also provide hot back up and disaster recovery services for customers that operate their own data centers. Our hot back up service encompasses three computer system back-ups located in three different parts of the world, Moscow, United States and France. Our hot back up service provides an automatic switch over to one of these three computer systems should any one of our customers’ experience an emergency and the need to continue using the system. Our back up system is “hot” meaning in the event of an emergency; the system recognizes the problem and automatically switches the customer’s system over to one of the back up systems so the customer can continue utilizing the service without having to do anything.

We anticipate significant changes in research and development for our software. Consequently, any significant increases in research and development will be predicated entirely upon the particular circumstances of any acquisitions that we make, including the state of development of the technology, the complexity and the requirement for modification or integration with other solutions.

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

Our Marketing Strategy

We plan to capitalize on our strategy by providing the industry a complete turnkey solution to airlines (initially, small to medium sized airlines). This solution will encompass the Computerized Reservation System, Global Distribution System, Airline Operations System and Departure Control System requirements of airlines. Heretofore, airlines without the resources to fund their own information technology utilize the resources of larger airlines or subscribed to Sabre, Galileo, Worldspan, etc., to meet their needs. Moreover, the systems work on large mainframe computers and all application requirements are not integrated. Our solution was developed on state-of-the-art hardware and software and is totally integrated. The result is a solution that is less expensive, more comprehensive and more flexible than the present competition.

TAIS maintained and enhanced the system and currently supports 24 computer reservation centers with 62 airlines and over 5,000 travel agents. We directly license our software to three airlines in the former Soviet Union which includes us support services to them on a time and material basis.

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

Competitive Edge

Our product has handled more passengers than any other airline information system. Our product is a state-of-the-art software system with a relational database that allows us to adopt the latest customer needs. Our main competitors use mainframes which are expensive and antiquated and can’t perform such tasks without great expense and delay. In addition, mainframe based reservation systems were never designed to respond to high speed automated relational queries driven by hundreds of millions of users.

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

Registered Patents

We have the following registered patents with the Russian Federation Agency for Patents and Trademarks:

980401 – “Agent” subsystem for reservation
980402 – “Station” reservations administrator station
980403 – “Resurs” inventory control subsystem
990270 – “TEMUL98” Terminal emulator
990271 – “Sirin” Multi-hosting interface
990272 – “SP” Network processor
2002611315 – “SIRIN” Airline Global Distribution System
2002611388 – “TARAS” Tariff subsystem for “SIRIN”
2004610897 – “Autovokzal-2” Intercity Bus Terminal Management System

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

We currently have approximately 38 licensing agreements with 16 reservation centers throughout the former Soviet Union. Our agreements range from three to five years and provide for a one time lump sum licensing fee ranging between $10,000 and $100,000 depending on the number of locations, volume of passengers, number of servers, number of computers and the like. In addition, we offer a separate maintenance agreement based on time and material, which agreements are renewable automatically and we sell upgrades of our software to the reservation centers, airports, theaters and our other customers. We directly license our software to three airlines in the former Soviet Union which includes us providing support services to them on a time and material basis.

Promotion Strategy

Our pre- and post-product-launch promotional campaign will include:

●	Trade show exhibits;

●	Promotional literature;

●	Advertising in industry publications, and selected public media;

●	Direct marketing;

●	Website advertising;

●	Seminars; and

●	Distribution of promotional items.

A 24 hours sales desk will be available to answer marketing calls generated by promotional literature and other marketing efforts. We will utilize services of a major advertising agency to develop and oversee our promotional campaign.

Employees

As of March 31, 2008, the Company had 60 full-time employees, 50 of whom are programmers, system analysts and designers and 10 of whom is support and administration staff. Of our full-time employees, 57 are located in Moscow and 3 are located in the United States. We also retain four consulting firms in Moscow from time to time who utilize an aggregate of approximately 225 consultants to provide programming services on per project basis. We pay our consulting firms a range of $2,000 to $200,000 per project, depending on the complexity and length of the engagement and number of consultants utilized on a particular project.

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

Item 2. Description of Property.

We currently lease the property and facilities located at 560 Sylvan Avenue, Part 1st Floor, Englewood Cliffs, New Jersey 07632. The owner and landlord to such property is Goodrich Executive L.L.C. The total office space occupied at this location is 550 rentable square feet. The leasehold duration consists of a commencement date of January 16, 2007 and terminates on March 1, 2009, subject to renewal. Under the terms of the lease, the issuer is to pay approximately $1,054.17 per month, or $12,650.00 per annum. Under the terms of the lease, the issuer may only use the property for executive and general offices, where all other uses such as medical, retail, residential, manufacturing and industrial uses are strictly prohibited. The minimum lease commitment for the period March 1, 2007 to February 28, 2008 is $13,475.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock

As of March 12, 2007, our common stock has been listed for trading on the OTC Bulletin Board under the ticker symbol, “UITK.OB.” Prior to such listing, our common stock had been trading on the Pink Sheets maintained by the NASD (now FINRA) under the symbol “UITK.PK.” Stocks traded on the OTCBB and Pink Sheets are usually thinly traded, highly volatile, and not followed by analysts. Investors in our common stock may experience a loss or liquidity problem with their share holdings.

The holders of the Company’s common stock are entitled to one vote per share. The common stock holders do not have preemptive rights to purchase, subscribe for, or otherwise acquire any shares of common stock.

Prior to our listing on the OTCBB, there was no active trading in the Company’s common stock. Upon the effectiveness of our Registration Statement on Form 10-SB , as amended (File No.: 000-51819) on March 8, 2007, the Company requested that a broker-dealer / market maker submit an application to the NASD (now FINRA) in order to make a market for the Company's shares and for the shares to be quoted on the OTC Bulletin Board. The Company’s application consisted of current corporate information, financial statements and other documents as required by Rule 15c2-11 of the Securities Exchange Act. Inclusion on the OTC Bulletin Board permits price quotations for the Company's shares to be published by such service. Secondary trading of the Company's shares may, however, be subject to certain state imposed restrictions. Except for being quoted on the OTC Bulletin Board, there are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of the Company's securities.

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

At December 31, 2007, the Company had 87,381,933 shares of common stock issued and outstanding. None of the Company’s common stock is being or has proposed to be, sold by the Company in a registered public offering.

At December 31, 2007, there were approximately 72 holders of record of our common stock. The record holders include some brokerage firms and nominees who may be holding shares in “street name” for the benefit of other holders. The Company believes that the number of beneficial owners of its common stock is slightly higher than the number of record holders.

The range of high and low bid information for our common stock on the OTCBB for each quarterly period within the two most recent fiscal years is set forth below. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. There was no active trading market for our common stock during the period reflected blow:

Period	Low Bid	High Bid
2008
First Quarter	$0.02	$0.28

2007
Fourth Quarter	$0.07	$0.12
Third Quarter	$0.07	$0.30
Second Quarter	$0.05	$0.18
First Quarter	$0.09	$0.19

2006
Fourth Quarter	$0.07	$0.30
Third Quarter	$0.06	$0.11
Second Quarter	$0.07	$0.20
First Quarter	$0.035	$0.51

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

On February 14, 2006, the Company issued warrants to (i) Mr. Paul Freed (500,000 shares), (ii) Ms. Polina Price (2,500,000 shares), (iii) SZP Price Holdings, LLC (53,333 shares), (iv) Samuel L. Gralnick (100,000 shares), (v) Atlantic Holdings of NJ, LLC (15,000,000 shares), (vi) the Roman Price Revocable Trust (66,600,000 shares), (vii) Ernest J. Sabato (8,100,000 shares) and (viii) Yves Kramer (500,000) to purchase shares of common stock of the Company at a purchase price of $0.02 per share until the fifth anniversary date of the date of grant. The Company issued the warrants in consideration for personal services rendered and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the options did not involve a public offering of securities.

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

On April 11, 2007, the Company issued 3,000,000 shares of its common stock to Andrey Miller. The Company issued the stock in consideration for professional consulting services rendered and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On April 12, 2007, the Company issued an aggregate of 25,000,000 shares of its common stock to Roman Price. The Company issued the stock in consideration for services rendered and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On April 12, 2007, the Company issued an aggregate of 1,000,000 shares of its common stock to Ernest Sabato. The Company issued the stock in consideration for services rendered and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On April 24, 2007, the Company issued 41,600 shares of its common stock to Global Consulting Group. The Company issued the stock in consideration for professional consulting services rendered and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On May 9, 2007, the Company issued 600,000 shares of its common stock to Svetlana Kilesnikova. The Company issued the stock in consideration for professional consulting services rendered and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On May 9, 2007, the Company issued 400,000 shares of its common stock to Floriya Prom. The Company issued the stock in consideration for professional consulting services rendered and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On June 14, 2007, the Company issued 11,000,000 shares of its common stock to the Roman Price Revocable Trust pursuant to the partial exercising of certain existing warrants to purchase shares of common stock of the Company at a purchase price of $0.02 per share until the fifth anniversary date of the date of grant. The Company issued the warrants and subsequently such stock underlying the warrant to Mr. Price (via the Roman Price Revocable Trust) in consideration for personal services rendered and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the options did not involve a public offering of securities.

On July 6, 2007, the Company issued 300,000 shares of its common stock to Leonard Stahl. The Company issued the stock to Mr. Stahl at a purchase price of $0.06 per share, and the issuance was conducted upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On July 12, 2007, the Company issued 50,000 shares of its common stock to Keith Testaverde. The Company issued the stock in consideration for professional consulting services rendered and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On July 16, 2007, the Company issued 3,000,000 shares of its common stock to Atlantic Holdings of NJ, LLC. The Company issued the stock in consideration for services rendered and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On February 27, 2008, the Company issued 5,000,000 shares of its common stock to Ernest Sabato. The Company issued the stock as an employment bonus in consideration for executive officer services rendered and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On February 27, 2008, the Company issued 2,500,000 shares of its common stock to Fred Biehl. The Company issued the stock in consideration for services rendered and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On February 27, 2008, the Company issued 4,000,000 shares of its common stock to Gennady Gotgelf. The Company issued the stock in consideration for services rendered and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On February 27, 2008, the Company issued 1,375,000 shares of its common stock to Svetlana Kilesnikova. The Company issued the stock in consideration for services rendered and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On February 27, 2008, the Company issued 4,000,000 shares of its common stock to Mark Levin. The Company issued the stock in consideration for services rendered and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On February 27, 2008, the Company issued 4,000,000 shares of its common stock to Vladimir Lovskiy. The Company issued the stock in consideration for services rendered and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On February 27, 2008, the Company issued an aggregate of 25,000,000 shares of its common stock to Roman Price. The Company issued the stock in consideration for services rendered and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On February 27, 2008, the Company issued 1,125,000 shares of its common stock to Floriya Prom. The Company issued the stock in consideration for services rendered and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On February 27, 2008, the Company issued 4,000,000 shares of its common stock to Irina Shoful. The Company issued the stock in consideration for services rendered and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

On February 27, 2008, the Company issued 1,000,000 shares of its common stock to Leonard Stahl. The Company issued the stock in consideration for services rendered and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Securities Authorized for Issuance under Equity Compensation Plans

On March 23, 2007, the Company filed a Registration Statement on Form S-8 therein registering seven million (7,000,000) shares of the Company’s Common Stock available for issuance pursuant to awards granted under the Company’s 2007 Incentive Compensation Plan.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Basis of Presentation

The following discussion and analysis is based on the audited financial statements for the years ended December 31, 2007 and 2006 of Ultitek, Ltd., a Nevada corporation (“Ultitek,” the “Company,” “our,” or “we”), and its wholly-owned subsidiary, TAIS. All significant inter-company amounts have been eliminated. In the opinion of management, the audited financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation. Interim results are not necessary indicative of results to be expected for the entire year.

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

Prior to the merger, the Company was a non-operating “blank check” corporation. For financial statement purposes, the merger has been reflected in the financial statements and below as though it occurred on January 1, 2004. The historical statements prior to the date of merger are those of TAIS. Since the merger is a recapitalization and not a business combination, pro-forma information is not presented.

Industry Overview

The airline industry has undergone significant changes in recent years with a number of trends emerging that have had a significant impact on the marketplace. These trends have caused convergence of flight operations management systems as it relates to airspace management and the different functions required to efficiently managing an airline’s operations. The major trends are:

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

Recent Events

On November 9, 2007, the Company entered into an exclusive licensing agreement with the Ukrainian State Scientific Corporation “Kiev Institute of Automation” (“KIA”), to license to KIA its proprietary technology and to furnish to KIA a national Ukrainian airline reservation system for use by Ukrainian and non-Ukrainian airlines. The term of the licensing agreement is five years, and subject to automatic renewal.

Liquidity and Capital Resources

As of December 31, 2007, we had $1,551cash on hand and had a net loss of $4,113,167. We have financed our operations to date from loans, the sale of equity securities and through revenues. Our auditors have indicated in their 2007 audit report their doubt that our Company will continue as a “going concern.”

As of December 31, 2007, we had received an aggregate of $166,000 through loans and $183,550 from investors through the private sale of common stock in offerings exempt from the registration requirements of the Securities Act of 1933, as amended, under Rule 504 of Regulation D promulgated thereunder.

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

On December 26, 2006, the Company borrowed $30,000 from an individual who is directly related to the President of the Company. The note bears interest at the rate of 6% per annum, is unsecured and is due December 26, 2008.

On December 31, 2007, the Company borrowed in aggregate $166,000 from an individual who is directly related to the President of the Company. The note bears interest at the rate of 6% per annum, and is unsecured and is due throughout 2008.

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

Results of Operations

Fiscal Year Ended December 31, 2007 Compared to Fiscal Year Ended December 31, 2006

Our total revenue increased by $493,655, or approximately 26.37% from $1,871,988 for the year ended December 31, 2006 to $2,365,643 for the fiscal year ended December 31, 2007. This increase was due to an increase in software licenses and maintenance fees.

Our costs of revenue increased by $608,855, or approximately 38.70%, from $1,573,100 for the year ended December 31, 2006 to $2,181,955 for the fiscal year ended December 31, 2007. This increase was primarily due to an increase in the number of software licenses and maintenance activity which necessitated our increased utilization of programmers and consultants.

Our selling, general and administrative (SG&A) expenses decreased by $3,135,341, or approximately 45.43%, from $6,901,035 for the year ended December 31, 2006 to $3,765,694 for the fiscal year ended December 31, 2007. This decrease was primarily due to streamlined operations and a decrease of stock based compensation.

Our interest expense decreased by $552,191, from $630,792 for the year ended December 31, 2006 to $78,601 for the year ended December 31, 2007. This decrease was primarily due beneficial conversion features incurred in 2006.

Research and Development

For the years ended December 31, 2006 and 2007, we spent approximately $141,462 and $402,824, respectively, in research and development, an increase of approximately $261,362 (approximately 84.76%). In order to grow our business and operations, we anticipate incurring additional research and development expenses and changing with respect to our software. Any significant increases in research and development will be predicated entirely upon the particular circumstances of any acquisitions that we make, including the state of development of the technology, the complexity and the requirement for modification or integration with other solutions.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts represents management’s estimate of the amount of probable credit losses in accounts receivable, based upon experience and a review of past due balances. Uncollectible accounts are charged against the allowance account.

RISKS ASSOCIATED WITH OUR BUSINESS

In addition to the other information in this report, the following risks should be considered carefully in evaluating our business and prospects:

WE WILL NEED ADDITIONAL CAPITAL FINANCING IN THE FUTURE.

As of December 31, 2007, we had $1,551 in cash on hand, a net loss of $4,113,167 and a stockholders’ deficit of $1,176,406, causing our auditors to express their doubt as to our ability to continue as a going concern. We will be required to seek additional financing in the future to respond to increased expenses or shortfalls in anticipated revenues, accelerate product development and deployment, respond to competitive pressures, develop new or enhanced products, or take advantage of unanticipated acquisition opportunities. We cannot be certain we will be able to find such additional financing on reasonable terms, or at all. If we are unable to obtain additional financing when needed, we could be required to modify our business plan in accordance with the extent of available financing.

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

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS OR MAY BE SUED BY THIRD PARTIES FOR INFRINGEMENT OF THEIR PROPRIETARY RIGHTS.

The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of trade secret, copyright or patent infringement. We may inadvertently infringe a patent of which we are unaware. In addition, because patent applications can take many years to issue, there may be a patent application now pending of which we are unaware that will cause us to be infringing when it is issued in the future. If we make any acquisitions, we could have similar problems in those industries. Although we are not currently involved in any intellectual property litigation, we may be a party to litigation in the future to protect our intellectual property or as a result of our alleged infringement of another’s intellectual property, forcing us to do one or more of the following:

●	Cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

●	Obtain from the holder of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms; or

●	Redesign those products or services that incorporate such technology.

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

OUR STOCK PRICE MAY BE VOLATILE.

The market price of our common stock will likely fluctuate significantly in response to the following factors, some of which are beyond our control:

●	Variations in our quarterly operating results;

●	Changes in financial estimates of our revenues and operating results by securities analysts;

●	Changes in market valuations of telecommunications equipment companies;

●	Announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	Additions or departures of key personnel;

●	Future sales of our common stock;

●	Stock market price and volume fluctuations attributable to inconsistent trading volume levels of our stock;

●	Commencement of or involvement in litigation.

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

Item 7. Financial Statements.

The Company’s audited financial statements for the years ended December 31, 2007 and 2006 and the notes thereto follow the signature page of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A(T). Controls and Procedures

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. There have been no changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2007, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Although management did not conduct an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, it has concluded that notwithstanding the foregoing, the Company’s internal controls over financial reporting are effective, and no material weaknesses in financial reporting have been discovered upon our year-end evaluation. As noted in this Annual Report, we have limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs to ensure the proper segregation of duties and reporting channels.

This Form 10-KSB does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

Name	Age	Position
Roman Price	53	President, CEO, Chairman and sole Director
Ernest J. Sabato	71	Secretary, VP, Chief Operating Officer
Paul Freed, C.P.A.	60	Chief Financial Officer

The following biographies describe the business experience of our directors, executive officers, managers and key consultants.

Roman Price is the founder of Ultitek, Ltd. and has been serving as our Chairman and President since 2004. He has a degree in Technology. He studied Mathematics and Mechanics at the University of Odessa, and Computer Science at the City University of New York. Mr. Price worked as a programmer and project leader at Diversified Computer Technologies from 1976 through 1978 until McDonnell Douglas bought the company. From 1979 to 1980 Mr. Price was an independent computer consultant. In 1980, he started the minicomputer division for a large New York consulting company APMI@ and built that division into a multimillion-dollar business with a staff of more than 30 people. In 1982 Mr. Price started his own software company, which was sold in 1994. From 1988 through 1998 he was a fifty percent owner of a travel agency in New Jersey. Until December 2004, Mr. Price was in charge of marketing and operations for International Business Solutions, Inc.

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

Other Key Employees

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

Item 405 of Regulation S-B requires every small business issuer that has a class of equity securities registered pursuant to Section 12 of the Exchange Act to identify each person who, at any time during the fiscal year, was a director, officer or beneficial owner of more than 10 percent of any class of equity securities registered pursuant to Section 12 of the Exchange Act that failed to file on a timely basis, as disclosed in the above forms as well as other information. From the effective date our Registration Statement on Form 10-SB, as amended (File No.: 000-51819), on March 8, 2007 through December 31, 2007, our executive officers and director: Roman Price (President, CEO and Sole Director), Ernest J. Sabato (Secretary, VP, Chief Operating Officer), and Paul Freed (Chief Financial Officer), and the stockholders listed in Item 11 who own beneficially own more than 10% of our common stock have not filed Forms 3, 4 or 5 with the Securities and Exchange Commission. Such persons are anticipated to file such forms in the future.

Other than the foregoing, the Company believes that no other person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

Code of Ethics

We have adopted a Code of Ethic and Code of Business Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions in that our officers and directors serves in all the above capacities. The Code of Ethics and Code of Business Conduct are attached to this annual statement as Exhibits 14.1 and 14.2 respectively.

Item 10. Executive Compensation.

The following table sets forth information regarding the compensation paid to our “named executive officers” as defined in Rule 402(a)(2) under Regulation S-B. Compensation accrued during one year and paid in another is recorded under the year of accrual.

2007 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Roman Price	2007	$0.00	0	0	0	0	0	0	$0.00
President, Chairman and CEO	2006	$25,000	0	0	0	0	0	0	$25,000

In accordance with the terms of our March 2005 merger agreement with TAIS, we agreed to pay each of the four former officers of TAIS a salary of $100,000 per year each in stock for five years commencing March 11, 2005. The Company accrues the amounts payable to the former officers quarterly. No shares have been issued to these four individuals.

The Company currently pays for the lease agreement and insurance premiums of an automobile driven by Mr. Roman Price, a 2007 Acura. The lease payments are approximately $535 per month, and the insurance is approximately $150 per month.

At December 31, 2006, the Company recorded $400,000 in consulting fees and has recorded 4,086,750 shares of common stock as issued and outstanding. For the year ended December 31, 2007, the Company recorded $400,000 in consulting fees and has included in shares outstanding an additional 4,885,919 shares of common stock. To date, the shares have not been issued.

Options/SAR Grants in Last Fiscal Year

No options were granted in the fiscal year 2007.

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

Director Compensation

We do not currently pay any cash fees to our directors, but we pay directors’ expenses in attending board meetings. During the year ended December 31, 2007, no director expenses were reimbursed.

Employment Agreements

The Company is not a party to any employment agreements.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of April 15, 2008 with respect to the beneficial ownership of the issuer’s common stock by (i) each person known by the issuer to be the beneficial owner of more than 5% of the outstanding common stock which is the only class of stock of the issuer, (ii) each director of the Company’s board of directors, (iii) each “named executive officer” as defined in Item 402(a)(2) of Regulation S-B promulgated under the Securities Act and (iv) the directors and executive officers of the issuer, as a group, without naming them.

Name and Address	Shares Held		Percentage (1)
Roman Price 560 Sylvan Avenue Englewood Cliffs, NJ 07632	127,600,000	(2)	65.44%

Ernest J. Sabato 560 Sylvan Avenue Englewood Cliffs, NJ 07632	16,100,000	(3)	10.92%

Paul Freed 560 Sylvan Avenue Englewood Cliffs, NJ 07632	750,000	(4)	*

Atlantic Holdings of NJ, LLC 24 Tennyson Drive Short Hills, NJ 07078	21,500,000	(5)	13.93%

Semyon Zlochevsky 800 Palisade Avenue Fort Lee, NJ 07024	27,125,000	(6)	16.30%

All Directors and Executive Officers as a Group (without naming them) (3 persons)	144,450,000	(7)	70.96%

* Less than 1%

(1)
Based on 139,381,933 shares of issued and outstanding common stock, par value $0.001 per share, of Ultitek. Pursuant to Rule 13d-3 promulgated under the Exchange Act, any securities not outstanding which are subject to warrants, rights or conversion privileges exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purposes of computing the percentage of any other person.

(2)
Consists of (i) 72,000,000 shares held by the Roman Price Revocable Trust, and (ii) 55,600,000 shares issuable upon the exercise of a warrant issued on February 14, 2006 to the Roman Price Revocable Fund at a purchase price of $0.02 per share

(3)	Consists of (1) 8,000,000 shares of common stock and (ii) 8,100,000 shares issuable upon the exercise of a warrant issued on February 14, 2006 to the Mr. Sabato at a purchase price of $0.02 per share.

(4)
Consists of 500,000 shares issuable upon the exercise of a warrant issued on February 14, 2006 to Mr. Freed at a purchase price of $0.02 per share, and 250,000 shares of common stock held by Marilyn Ruth Freed, Mr. Freed’s spouse.

(5)
Consists of (i) 4,000,000 shares held by Atlantic Holdings of NJ, LLC and (ii) 15,000,000 shares issuable upon the exercise of a warrant issued on February 14, 2006 to Atlantic Holdings of NJ, LLC at a purchase price of $0.02 per share, and 2,500,000 shares held by Fred Biehl personally. Fred Biehl is the sole owner and registered agent of Atlantic Holdings of NJ, LLC. Mr. Biehl’s address is 24 Tennyson Drive, Short Hills, NJ 07078.

(6)
Consists of (i) up to 3,500,000 shares issuable upon the conversion of that certain 7% Convertible Debenture, dated February 14, 2006, for the principal amount of $70,000 convertible into shares of common stock of Ultitek at a conversion price of $0.02 per share (the “$70,000 Convertible Debenture”), (ii) up to 3,500,000 shares issuable upon the exercise of a warrant issued in connection with the $70,000 Convertible Debenture at purchase price of $0.02 per share, (iii) up to 10,000,000 shares issuable upon the conversion of that certain 7% Convertible Debenture, dated May 3, 2006, for the principal amount of $500,000 convertible into shares of common stock of Ultitek at a conversion price of $0.05 per share (the “$500,000 Convertible Debenture”), (iv) up to 10,000,000 shares issuable upon the exercise of a warrant issued in connection with the $500,000 Convertible Debenture at purchase price of $0.05 per share. Also includes (v) 125,000 shares of common stock held by Irene Zlochevsky, the spouse of Semyon Zlochevsky. Each of the debentures and warrants referenced in (i) to (iv) in this footnote (8) contain provisions prohibiting the holder from converting or exercising, as the case may be, such securities into or for any amount which would, after giving effect to such conversion or exercise, as the case may be, result in the holder beneficially owning (as determined in accordance with Rule 13d-3 promulgated under the Securities Act of 1934, as amended) in excess of 9.99% of the issued and outstanding voting securities of the Company.

(7)	Consists of the securities listed in footnotes (1) to (3) above.

Item 12. Certain Relationships and Related Transactions, and Director Independence

No transactions have occurred since the beginning of the Company’s last fiscal year or are proposed with respect to which a director, executive officer, security holder owning of record or beneficially more than 5 % of any class of the Company’s securities or any member of the immediate families of the foregoing persons had or will have a direct or indirect material interest.

Item 13. Exhibits and Reports on Form 8-K

(a)	The following exhibits required by Item 601 of Regulation S-B are filed with this Registration Statement.

Exhibit Number	Description

2.1*	Certificate of Incorporation and Amendments
2.1.1*	Amendment, dated February 15, 2006, of Certificate of Incorporation of Ultitek.
2.2*	By-Laws
3.1*	Form of Warrant, dated January 2, 2006, to purchase shares of common stock of Ultitek, Ltd. for $0.15 per share.
3.2*	Form of Stock Option Agreement, dated January 2, 2006, to purchase shares of common stock of Ultitek, Ltd. for $0.10 per share
3.3*	Form of Warrant, dated February 14, 2006, to purchase shares of common stock of Ultitek, Ltd. for $0.02 per share
3.4*	7% Convertible Debenture, dated February 14, 2006, for the principal amount of $70,000 issued to Semyon Zlochevsky

3.5*	Registration Rights Agreement, dated February 14, 2006, between Ultitek, Ltd. and Semyon Zlochevsky
3.6*	7% Convertible Debenture, dated May 3, 2006, for the principal amount of $500,000 issued to Semyon Zlochevsky
3.7*	Registration Rights Agreement, dated May 3, 2006, between Ultitek, Ltd. and Semyon Zlochevsky
3.8*	Warrant Agreement, dated February 14, 2006, between Ultitek, Ltd. and Semyon Zlochevsky
3.9*	Warrant Agreement, dated May 3, 2006, between Ultitek, Ltd. and Semyon Zlochevsky
7.1*	Material Foreign Patents
7.2*	Patents Translation Certification
8.1*	Share Exchange Agreement – Ultitek and TAIS
10.1**	Licensing Agreement with Kiev Institute of Automation dated November 9, 2007
14.1	Code of Ethics
14.2	Code of Business Conduct
23.1	Consent of Independent Auditors
31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

**	To be filed by an Amendment.
(b)	Reports on Form 8-K. None

Item 14. Principal Accountant Fees and Services

Meyler & Company, LLC (“Meyler”) is the Company’s independent registered public accounting firm. The Company does not have a separately standing audit committee. The Company’s Board of Directors, which consists of one member, Roman Price, the Company’s Chief Executive Officer and President, performs the duties and responsibilities of the audit committee, including the appointment and oversight of the Company’s independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Meyler for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-KSB or services that are normally provided in connection with statutory and regulatory filings were $33,907 and $33,500 for fiscal year ended December 31, 2007 and 2006, respectively.

Audit-Related Fees

Meyler fees billed for assurance and related services related to the audit or review of the Company’s financial statements were $14,500 and $2,500 for the fiscal years ended December 31, 2007 and 2006, respectively.

Tax Fees

Meyler fees billed for professional services for tax compliance, tax advice, and tax planning were $0 for the fiscal years ended December 31, 2007 and 2006.

All Other Fees

Meyler fees billed for other products and services were $0 for the fiscal years ended December 31, 2007 and 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTITEK, LTD.

Date: April 15, 2008	By:	/s/ ROMAN PRICE
Roman Price
President, Chief Executive Officer and Sole Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2008	/s/ ROMAN PRICE
Roman Price
President, Chief Executive Officer and Sole Director (Principal Executive Officer)

Date: April 15, 2008	/s/ PAUL FREED
Paul Freed Chief Financial Officer (Principal Financial Officer)

ULTITEK, LTD. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

Table of Contents

Report of Independent Registered Public Accounting Firm	F 1

Consolidated Balance Sheets	F 2

Consolidated Statements of Operations	F 3

Consolidated Statements of Cash Flows	F 4

Consolidated Statement of Stockholders’ Deficit	F 6

Notes to Consolidated Financial Statements	F 8

MEYLER & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS
ONE ARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Ultitek, Ltd.
Englewood Cliffs, NJ

We have audited the accompanying consolidated balance sheets of Ultitek, Ltd. and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ultitek, Ltd. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has incurred a net loss of $4,113,167 in 2007 and $7,411,167 in 2006, an accumulated deficit of $12,550,973 and a working capital deficiency of $927,842 at December 31, 2007, and there are existing uncertain conditions the Company faces relative to its ability to obtain capital and operate successfully. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Meyler & Company, LLC

Middletown, NJ
April 11, 2008

ULTITEK, LTD. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006

ASSETS

CURRENT ASSETS
Cash	$1,551	$6,900
Accounts receivable, net	134,167	380,698
Work in progress	694,079	502,152
Prepaid expenses	34,280	43,574
Total Current Assets	864,077	933,324

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $100,660 and $62,831, respectively	110,581	141,611

Other Assets	7,000	7,000
Total Assets	$981,658	$1,081,935

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	$553	-
Note payable to individual	166,000	$30,000
Accounts payable	633,417	353,881
Deferred revenue	554,485	564,272
Accrued salaries and related taxes	136,472	39,336
Accrued expenses-other	300,992	83,458
Total Current Liabilities	1,791,919	1,070,947

7% CONVERTIBLE DEBENTURE	366,145	336,719

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001, authorized 100,000,000 shares, none issued and outstanding	-	-
Common stock, par value $0.0001, authorized 1,000,000,000 shares, issued and outstanding 151,004,602 and 74,277,083 at December 31, 2007 and, 2006, respectively	15,101	7,428
Additional paid in capital	11,350,990	8,109,839
Accumulated deficit	(12,550,973)	(8,437,806)
Accumulated other comprehensive income (loss)	8,476	(5,192)
Total Stockholders’ Deficit	(1,176,406)	(325,731)
Total Liabilities and Stockholders’ Deficit	$981,658	$1,081,935

See accompanying notes to consolidated financial statements.

ULTITEK, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31
	2007	2006

REVENUES	$2,365,643	$1,871,988
COSTS AND EXPENSES:
Cost of revenues	2,181,955	1,573,100
Selling, general and administrative expenses	3,765,694	6,901,035
Research and development expenses	402,824	141,462
Interest Expense	78,601	630,792
Depreciation	37,829	25,227

Total Costs and Expenses	6,466,903	9,271,616

NET LOSS BEFORE TAXES	(4,101,260)	(7,399,628)

PROVISION FOR INCOME TAXES	11,907	11,539

NET LOSS	$(4,113,167)	$(7,411,167)

NET LOSS PER COMMON
SHARE (Basic and Diluted)	$(0.05)	$(0.11)

WEIGHTED AVERAGE SHARES OUTSTANDING	90,792,408	70,016,654

See accompanying notes to consolidated financial statements.

ULTITEK, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,113,167)	$(7,411,167)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	37,829	25,227
Stock based compensation	3,132,824	5,922,651
Interest Expense	-	573,783
Legal and professional expense	96,950	312,000
Amortization of discount	29,426	18,002
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	246,531	(143,122)
(Increase) decrease in work in progress	(191,927)	(355,360)
(Increase) decrease in prepaid expenses	344	51,335
(Increase) decrease in other assets	-	(7,000)
Increase (decrease) in accounts payable	279,536	(79,494)
Increase (decrease) in deferred revenue	(9,787)	564,272
Increase (decrease) in accrued salaries and related taxes	97,136	20,203
Increase (decrease) in accrued income taxes	-	(30,305)
Increase in accrued expenses-other	227,534	80,612
Net cash used in operating activities	(166,771)	(458,363)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of office equipment	(6,799)	(121,793)
Net cash used in investing activities	(6,799)	(121,793)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	553	-
Proceeds of 7% convertible debenture	-	570,000
Note payable to individual- proceeds	136,000	30,000
Note payable to individual- repayment	-	(50,000)
Sale of common stock	18,000	-
Stock subscription receivable	-	450
Net cash provided by financing activities	154,553	550,450

EFFECT OF EXCHANGE RATE ON CASH	13,668	(23,718)

DECREASE IN CASH	(5,349)	(53,424)

CASH AT BEGINNING OF YEAR	6,900	60,324

CASH AT END OF YEAR	1,551	6,900

See accompanying notes to consolidated financial statements.

ULTITEK, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during year for interest		$2,500

Non-cash transactions:
Issuance of 500,000 and 2,000,000 shares of common for legal services, respectively	$55,000	500,000
Issuance of 4,885,919 and 4,086,750 shares of common stock to TAIS as stock based compensation, respectively	400,000	400,000
Issuance of 60,341,600 and 12,000,000 shares of common stock as stock based compensation, respectively	2,793,824	3,000,000
Issuance of 11,000,000 shares of common stock to President and CEO in relation to warrant exercise	1,100
Issuance of shares to settle accrued expenses	13,000
Fair value of warrants associated with 7% convertible debentures		251,283
Fair value of options and warrants issued		2,022,651
Beneficial conversion features related to convertible debentures		573,783

See accompanying notes to consolidated financial statements.

ULTITEK, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
December 31, 2007 and 2006

					Accumulated
			Additional		Other	Stock
	Common Stock		Paid in	Accumulated	Comprehensive	Subscription
	Shares	Amount	Capital	Deficit	Income (Loss)	Receivable	Total

Balance, December 31, 2005	56,190,333	$5,619	$1,363,931	$(1,026,639)	$18,526	$(450)	$360,987
Issuance of common stock to Officers at $0.25 per share	12,000,000	1,200	2,998,800	-	-	-	3,000,000
Issuance of common stock for legal services at $0.25 per share	2,000,000	200	499,800	-	-	-	500,000
Issuance of options and warrants	-	-	2,022,651	-	-	-	2,022,651
Fair value of options and warrants issued with convertible debentures	-	-	251,283	-	-	-	251,283
Beneficial conversion features related to convertible debentures	-	-	573,783	-	-	-	573,783
Issuance of common stock under consulting agreement with TAIS	4,086,750	409	399,591	-	-	-	400,000
Receipt of subscription receivable	-	-	-			450	450
Net loss for the year ended December 31, 2006	-	-	-	(7,411,167)	-	-	(7,411,167)
Other comprehensive income (loss)	-	-	-	-	(23,718)	-	(23,718)
Balance, December 31, 2006	74,277,083	7,428	8,109,839	(8,437,806)	(5,192)	-	(325,731)

See accompanying notes to consolidated financial statements.

ULTITEK, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (CONTINUED)
December 31, 2007 and 2006

					Accumulated
			Additional		Other	Stock
	Common Stock		Paid in	Accumulated	Comprehensive	Subscription
	Shares	Amount	Capital	Deficit	Income (Loss)	Receivable	Total
Balance, December 31, 2006	74,277,083	$7,428	$8,109,839	$(8,437,806)	$(5,192)	-	$(325,731)
Issuance of common stock under consulting agreement with TAIS	4,885,919	489	399,511	-	-	-	400,000
Issuance of common stock for legal services at $0.10 per share	500,000	50	54,950	-	-	-	55,000
Issuance of common stock under consulting agreement with TAIS at $0.11 per share	3,000,000	300	329,700	-	-	-	330,000
Issuance of common stock for consulting services at $0.14 per share	1,000,000	100	139,900	-	-	-	140,000
Issuance of common stock for professional services at $0.18 per share	100,000	10	13,990	-	-	-	14,000
Issuance of common stock for consulting services at $0.07 per share	1,600,000	160	111,840	-	-	-	112,000
Exercise of warrant by officer at $0.02 per share	11,000,000	1,100	(1,100)	-	-	-	0
Issuance of common stock for consulting services at $0.14 per share	41,600	4	5,820	-	-	-	5,824
Issuance of common stock for consulting services at $0.08 per share	50,000	5	3,995	-	-	-	4,000
Issuance of common stock at $0.06 per share	300,000	30	17,970	-	-	-	18,000
Issuance of common stock for consulting services at $0.04 per share	50,750,000	5,075	2,024,925	-	-	-	2,030,000
Issuance of common stock for professional services at $0.04 per share	3,500,000	350	139,650	-	-	-	140,000
Net loss for the year ended December 31, 2007				(4,113,167)			(4,113,167)
Other comprehensive income (loss)					13,668		13,668
Balance, December 31, 2007	151,004,602	$15,101	$11,350,990	$(12,550,973)	$8,476	$-	$(1,176,406)

See accompanying notes to consolidated financial statements.

ULTITEK, LTD. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

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

NOTE B- GOING CONCERN AND MANAGEMENT PLANS

As shown in the accompanying financial statements, the Company has incurred a net loss of $4,113,167 in 2007 and $7,411,167 in 2006, had an accumulated deficit of $12,550,973 and a working capital deficiency of $927,842 at December 31, 2007. Management’s plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and generating of revenue through its business. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents. There are no cash equivalents at December 31, 2007 and December 31, 2006.

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

ULTITEK, LTD. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Values of Financial Instruments

The Company uses financial instruments in the normal course of business. The carrying values of accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their fair value due to the short-term maturities of these assets and liabilities.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax bases of assets and liabilities, using estimated tax rates in effect for the year in which the differences are expected to reverse. The measurement of a deferred tax asset is adjusted by a valuation allowance, if necessary, to recognize tax benefits only to the extent that, based on available evidence, it is more likely than not that they will be realized. In determining the valuation allowance, the Company considers factors such as the reversal of deferred income tax liabilities, projected taxable income and the character of income tax assets and tax planning strategies. A change to these factors could impact the estimated valuation allowance and income tax expense.

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

ULTITEK, LTD. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Software Costs

Software development costs are accounted for in accordance with SFAS No. 86 “Accounting for the Costs of Computers, Software to be Sold, Leased, or Otherwise Marketed” and Statement of Position (“SOP”) No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, issued by the American Institute of Certified Public Accountants (“AICPA”.)

Revenue Recognition

The Company derives revenue from the following sources: (1) software, which includes the sale of software licenses, and (2) services, which includes consulting and maintenance.

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

In certain consulting contracts, modifications to software may be accounted for based upon contract accounting using the completed contract method. Contract accounting is applied to any arrangement: (1) that includes milestones or customer specific acceptance criteria that may effect collection of software license fees; (2) where services include significant modification or customization of software; or (3) where software license payment is tied to the performance of consulting services. Anticipated contract losses are recognized as they become known. For the year ended December 31, 2007, the Company recognized $38,000 in losses on contracts accounted for under the completed contract method.

Foreign Currency Translation

The Company considers the Russian ruble to be its functional currency. Assets and liabilities were translated into U.S. dollars at year end exchange rates. Statement of Operations amounts were translated using the average rate during the year. Gains and losses resulting from translating foreign currency financial statements were accumulated in other comprehensive income (loss), a separate component of stockholder’s deficit.

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

ULTITEK, LTD. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development

Research and development expenses are expensed as incurred.

Allowance for Doubtful Accounts

The allowance for doubtful accounts represents management’s estimate of the amount of probable credit losses in accounts receivable, based upon experience and a review of past due balances. Uncollectible accounts are charged against the allowance account. The allowance for doubtful accounts was $0 and $44,280 at December 31, 2007 and 2006, respectively.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on the financial position or results of operations of the Company.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company expects to adopt the provisions of SFAS No. 157 and is currently evaluating the potential impact, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements.

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

ULTITEK, LTD. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No.141R is effective for us for acquisitions made after November 30, 2009. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 141R will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This standard outlines the accounting and reporting for ownership interest in a subsidiary held by parties other than the parent. SFAS No. 160 is effective for the first quarter of 2010. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 160 will have on its consolidated financial statements.

NOTE D – PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment is comprised of the following:

	December 31,
	2007	2006
Office equipment, primarily computers	$107,643	$100,844
Leasehold Improvements	103,598	103,598
	211,241	204,442
Less accumulated depreciation	(100,660)	(62,831)
	$110,581	$141,611

NOTE E - 7% CONVERTIBLE DEBENTURES

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

ULTITEK, LTD. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

NOTE E - 7% CONVERTIBLE DEBENTURES (Continued)

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

NOTE F - NOTE PAYABLE TO INDIVIDUAL

On July 15, 2005, the Company borrowed $50,000 from an individual who is directly related to the President of the Company. The note bears interest at the rate of 6% per annum, is unsecured and was repaid in July 2006.

On December 26, 2006, the Company borrowed $30,000 from an individual who is directly related to the President of the Company and during 2007 borrowed an additional $ 136,000. The note bears interest at the rate of 6% per annum, is unsecured and was due December 26, 2007. The note was extended to December 26, 2008. The weighted average amounts borrowed for the year ended December 31, 2007 was $140,676.

NOTE G - STOCKHOLDERS’ DEFICIT

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

ULTITEK, LTD. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

NOTE G - STOCKHOLDERS’ DEFICIT (Continued)

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

The prepaid legal fees are being amortized over the period that the services are being performed. For the year ended December 31, 2007 and 2006, $360,000 and $312,000 of the prepaid legal fees has been amortized, respectively.

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

ULTITEK, LTD. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

NOTE G - STOCKHOLDERS’ DEFICIT (Continued)

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

On December 5, 2007, the Company approved and issued 48,250,000 restricted shares of common stock as stock based compensation, 3,500,000 restricted shares for professional services and 2,500,000 restricted shares for consulting, all at $0.04 per share for a total of $2,170,000.

For the years ended December 31, 2007 and 2006, the Company recorded $400,000 in consulting fees each year and has included in shares outstanding an additional 4,885,919 and 4,086,750 shares of common stock, respectively. To date, the shares have not been issued.

NOTE H - PROVISION FOR INCOME TAXES

The principal types of differences, which are measured at current tax rates, are net operating loss carry forwards. At December 31, 2006 and 2005, these differences resulted in a deferred tax asset of approximately $716,000 and $408,000, respectively. SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Since realization is not assured, the Company has recorded a valuation allowance for the entire deferred tax asset, and the accompanying financial statements do not reflect any net asset for deferred taxes at December 31, 2006 and, 2005.

The Company’s net operating loss carry forwards amounted to approximately $2,862,000 and $168,000 at December 31, 2007 and 2006 respectively, which will expire through 2022.

The Company’s Russian subsidiary has an annual tax provision. The Russian tax rate is 24%. The difference between the effective tax rate per the statements of operations and the 24% Russian tax rate is due to (A) the disallowance of certain expenditures in Russia which are paid from surplus and (B) the U.S. losses of the parent company.

NOTE I - COMMITMENTS

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

ULTITEK, LTD. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

NOTE I - COMMITMENTS (Continued)

Leased Facilities

Both the Company’s office facility in the U.S. and its facility in Russia are leased on an annual renewal basis. Rent expense for the years ended December 31, 2007 and 2006 was $106,160 and $134,390, respectively.

The lease on the Russian facility expires on August 31, 2007. The minimum lease commitment is approximately $66,000 on this facility. The lease on the U.S. facility expired on February 28, 2008. The minimum lease commitment is approximately $2,100. On January 16, 2008, the Company renewed its lease on the U.S. facility until January 28, 2009 at the same rate of $12,650 per year.

NOTE J- STOCK OPTION AND WARRANT AGREEMENTS

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

	Options Outstanding	Weighted Average Exercise price	Warrants Outstanding	Weighted Average Exercise Price
Balance, December 31, 2005
Granted	1,000,000	$0.10	97,023,333	$0.02
Exercised
Cancelled
Balance, December 31, 2006	1,000,000	$0.10	97,023,333	$0.02
Granted
Exercised	(15,000,000)	$0.02
Cancelled
Balance, December 31, 2007	1,000,000	$0.10	82,023,333	$0.02

The average fair value of options granted was $0.18 and the average fair value of warrants granted was $0.02. The fair value was estimated using the Black-Scholes option pricing model based on the weighted average assumptions of:

	Options	Warrants
Risk-free rate	4.32%	4.32% - 4.65%
Volatility	75%	75% - 86%
Expected life	2.5 years	2.5 – 4 years
Dividend yield	0%	0%

ULTITEK, LTD. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

NOTE I- STOCK OPTION AND WARRANT AGREEMENTS (Continued)

The following summarizes stock options and warrants outstanding and exercisable at December 31, 2006:

			Average			Average
Exercise		Average	Exercise		Average	Exercise
Price	Options	Life	Price	Warrants	Life	Price

$0.02				81,853,333	4.18	$0.02
$0.10	1,000,000	4.06	$0.10
$0.15				170,000	4.06	$0.15

The intrinsic value of warrants exercised during 2007 was $1,800,000. The intrinsic value of options and warrants outstanding at December 31, 2007 was $4,901,382.

During the year ended December 31, 2006, the Company recognized $2,022,651 in expense related to the issuance of these options and warrants which is classified as Additional paid-in Capital.

NOTE J – SUBSEQUENT EVENT

On January 14, 2008, the Company entered into a consulting agreement with State Street & Company ("State Street") for State Street to become a strategic and financial consultant to the Company.  The term of the consulting agreement is 6 months. Ultitek has received $145,000 investment from State Street. No stock has been issued to date.

EXHIBIT INDEX

14.1	Code of Ethics
14.2	Code of Business Conduct
23.1	Consent of Meyler & Company, LLC, independent registered public accounting firm.
31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.