Form 10-Q
period 2008-03-31
ULTITEK LTD
filed 2008-05-16
CIK 1327299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission file number: 000-51819

Ultitek, Ltd.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-2556241
(State of Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification Number)
Organization)

560 Sylvan Avenue
Englewood Cliffs, NJ	07632
(Address of Principal Executive Offices)	(Zip Code)

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 152,363,321 Shares of common stock, par value $0.0001 per share, issued and outstanding as of May 16, 2008.

Transitional Small Business Disclosure Format (check one):	☐ Yes ☒ No

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

ULTITEK, LTD. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	12,299	1,551
Accounts receivable	410,785	134,167
Work in progress	446,873	694,079
Prepaid expenses	16,467	34,280
Total Current Assets	886,424	864,077

OFFICE EQUIPMENT, net of accumulated depreciation of $110,611 and $100,660, respectively	94,932	110,581

Other Assets	4,415	7,000
Total Assets	985,771	981,658

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
Bank overdraft	-	553
Notes payable	319,000	166,000
Accounts payable	565,777	633,417
Deferred revenue	638,213	554,485
Accrued salaries and related taxes	184,420	136,472
Accrued expenses-other	309,181	300,992
Total Current Liabilities	2,016,591	1,791,919

7% CONVERTIBLE DEBENTURE	374,060	366,145

STOCKHOLDER'S DEFICIT
Preferred stock, par value $0.001, authorized 100,000,000 shares, none issued and outstanding
Common stock, par value $0.0001, authorized 1,000,000,000 shares, issued and outstanding 152,363,321 and 151,004,602 at March 31, 2008 and December 31, 2007, respectively	15,237	15,101
Additional paid in capital	11,450,854	11,350,990
Accumulated deficit	(12,865,627)	(12,550,973)
Accumulated and comprehensive income (loss)	(5,344)	8,476
Total Stockholder's Deficit	(1,404,880)	(1,176,406)
Total Liabilities and Stockholders’ Deficit	985,771	981,658

See accompanying notes to consolidated financial statements

ULTITEK, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007

Revenues	$816,672	$590,751
Costs and expenses:
Cost of revenues	760,367	553,605
Selling, general and administrative expenses	248,723	200,926
Research and development expenses	90,000	150,000
Interest Expense	21,159	18,902
Depreciation	9,951	2,336

Total Costs and Expenses	1,130,200	925,769

NET LOSS BEFORE TAXES	(313,528)	(335,018)

PROVISION FOR INCOME TAXES	1,126	1,373

NET LOSS	$(314,654)	$(336,391)

NET LOSS PER COMMON SHARE (Basic and Diluted)	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	151,568,459	74,666,312

See accompanying notes to consolidated financial statements.

ULTITEK, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended
	March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(314,654)	$(336,391)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	9,951	2,336
Stock based compensation	100,000	100,000
Legal and professional expense	10,000	19,725
Amortization of discount	7,915	6,925
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(276,618)	(23,177)
(Increase) decrease in work in progress	247,206	72,015
(Increase) decrease in prepaid expenses	7,813	(36,411)
(Increase) decrease in other assets	2,585	-
Increase (decrease) in accounts payable	(67,640)	(47,241)
Increase (decrease) in deferred revenue	83,728	128,465
Increase (decrease) in accrued salaries and related taxes	47,948	(17,325)
Increase (decrease) in accrued income taxes	-	-
Increase in accrued expenses-other	8,189	(2,517)
Net cash used in operating activities	(133,577)	(133,596)

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of office equipment	5,698	12,042
Net cash provided by investing activities	5,698	12,042

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(553)	-
Note payable - proceeds	153,000	115,000
Net cash provided by financing activities	152,447	115,000

EFFECT OF EXCHANGE RATE ON CASH	(13,820)	24,767

INCREASE (DECREASE) IN CASH	10,748	18,213

CASH AT BEGINNING OF PERIOD	1,551	6,900

CASH AT END OF PERIOD	$12,299	$25,113

See accompanying notes to financial statements.

ULTITEK, LTD. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Ultitek, LTD. and Subsidiaries annual report on Form 10KSB for the year ended December 31, 2007.

NOTE B- GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net loss of $314,654 for the three months ended March 31, 2008 and had an accumulated deficit of $12,865,627 at March 31, 2008. Management’s plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and generating of revenue through its business. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C - STOCKHOLDERS’ DEFICIT

During the three months ended March 31, 2008, the Company recorded $100,000 in consulting fees and has included in shares outstanding an additional 1,358,719 shares of common stock. To date, the shares have not been issued.

NOTE D – NOTES PAYABLE

The Company borrowed $176,000 from an individual directly related to the President of the Company. The note bears interest at the rate of 6% to 8% per annum, is unsecured and is due December 26, 2008.

During the three months ended March 31, 2008, the Company received a total of $143,000 from two entities, under an initial agreement which were converted into two unsecured notes. The notes bear interest at 8% per annum, are unsecured and are due between July 15, 2008 and August 15, 2008.

ULTITEK, LTD. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE E – SUBSEQUENT EVENT

On May 1, 2008, the Company issued 1,000,000 shares of common stock for legal services.

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

Business Overview

We are engaged in the licensing and management of our multi-purpose software system, known as the Ultitek System, to airlines located in Russia and its provinces. Our software is used by airlines to manage their reservation, global distribution and operating systems. We conduct our operations through our wholly-owned subsidiary, Transport Automation Information Systems, or TAIS. We currently operate our business in Russia.

We were originally incorporated in Delaware on January 11, 2005. On March 11, 2005, we changed our state of incorporation to Nevada. Also on March 11, 2005, we entered into a share exchange agreement with Transport Automation Information Systems (TAIS) pursuant to which we exchanged 15 million (15,000,000) shares of our common stock for all of the issued and outstanding TAIS shares, making TAIS our wholly-owned subsidiary.

Through TAIS, we own and operate the Ultitek System consisting of a Computerized Reservation System, a Global Distribution System, and operation systems for the airlines, to be marketed worldwide. Prior to our merger with TAIS, we were a non-operating “shell” corporation.

Our Principal Products and Services

We license and manage the Ultitek System which is a completely independent reservation, global distribution, and airline operation system. Historically, airline computer reservation systems and global travel distribution systems have been partly or completely owned and hosted by a few large airlines. The remaining smaller airlines are guests using these systems and have their information stored on the system hosted by a competitor who charges significant user fees while accumulating proprietary and confidential information of the guest airline. Currently, there are approximately ten large airlines with their own systems which host approximately 990 regional, mid-size and smaller airlines. Our system provides these airlines a state-of-the-art system which we believe is efficient, less costly and which allows such airlines to retain their respective proprietary information databases.

The Ultitek System consists of the following systems:

●        Computerized Reservation System (“CRS”). The Computer Reservations System is the module primarily designed to maintain an airline’s seat inventory and to assist travel agencies in booking seats and other travel. Our Computerized Reservation System has a wide range of travel agency solutions with an easy graphical interface including tools to run a travel agency productively.

●        Global Distribution System (“GDS”). The Global Distribution System is designed to disseminate flight schedules, seating availability, and pricing information electronically to customers. Modules provide solutions that meet the booking needs of travel agencies or in-house corporate travel departments.

●        Airline Operations System (“AOS”). The Airline Operations System allows a subscriber airline to manage every aspect of the airline’s operations, which makes the Ultitek System a complete solution.

●        Departure Control System (“DCS”). The Departure Control System controls passenger registration and identification, boarding passes and seating assignments.

The Ultitek System also includes:

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

(n)      reservations via Internet;

(o)      theater tickets sales;

(p)      multilingual features;

(q)      access to hotel reservations;

(r)      access to car rental reservations;

(s)      access to other tour operators;

(t)      frequent flyer programs; and

(u)      charter airline management modules.

The Ultitek System is currently accredited by International Air Transport Association (“IATA”) defined as a Computerized Reservation System and has an IATA designated code. The Ultitek System communicates with most distribution systems worldwide. The Ultitek System is currently available in English and Russian.

The Ultitek System also offers (i) compatibility with standard technologies to facilitate integration into any agency environment; (ii) travel documents, ranging from a single ticket for multi airline bookings to boarding passes, car vouchers, itinerary information, invoices and tickets; and (iii) a state-of-the-art, real time approach to distributed data-bases.

Travel agents and the general public have multiple communication paths with the Ultitek System, including internet access to each of the appropriate system modules all of which have security features allowing only authorized personnel to perform functions and access information based upon their security level. Seamless connectivity is a key to the Ultitek System. Currently, travel agents usually access a database that holds comprehensive information which is submitted and updated on a set schedule by travel providers. The Ultitek System enables agents to connect directly and seamlessly into a real-time system that has the most up-to-date information about availability, rates, conditions, etc.

Our Company provides a virtual private network based on the Internet. This feature allows Ultitek’s Systems the ability to issue tickets for trips involving the subscriber airline or multiple airlines and act as a clearinghouse. Tickets may be issued as e-tickets, smart-card tickets, or via hard copy at a travel agency. This feature allows corporations to make their own reservations and issue tickets at the travel agency of their choice.

Communication capabilities are an important part of our product. There is a state-of-the-art virtual private network communications infrastructure for a global network. This design approach generates significant communications savings to the subscriber airline. All that is required is dual high-speed Internet connection. The Ultitek global network connections link providers and users. It is designed to support the massive, high-speed transmission of data, voice and video, with numerous back-up and security mechanisms to route data around the world. There is also a diverse array of promotional opportunities for airlines and tour operators, ranging from weather forecasts to destination city information.

Hardware sales are available and offered as a service, as requested by the subscriber.

Recent Events

On November 9, 2007, the Company entered into a non-exclusive licensing agreement with the Ukrainian State Scientific Corporation “Kiev Institute of Automation” (“KIA”), to license to KIA its proprietary technology and to furnish to KIA a national Ukrainian reservation system. The term of the licensing agreement is five years, and is subject to automatic renewal. This agreement is attached to this quarterly report as Exhibit 10.1.

Liquidity and Capital Resources

As of March 31, 2008, we had $12,299 cash on hand and had a net loss of $314,654, and there is substantial doubt about our ability to continue as a going concern. We have financed our operations to date from loans, the sale of equity securities and through revenues.

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

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Our total revenue increased by $225,921, or approximately 38.24% from $590,751 for the three months ended March 31, 2007 to $816,672 for the three months ended March 31, 2008. This increase was due to increased business from existing customers and attaining new licenses for different modules.

Our costs of revenue increased by 206,762, or approximately 37.35% from $553,605 for the three months ended March 31, 2007 to $760,367 for the three months ended March 31, 2008. This increase was primarily due to an increase in the cost of communications, an increase in salaries and general overhead expenses.

Research and Development

For the three months ended March 31, 2008, we spent approximately $90,000 in research and development, a decrease from $150,000 for the three months ended March 31, 2007. This decrease was due to an increase in business thereby requiring more employees to work on servicing existing and new customers versus working on research and development. As we implement our business strategy and grow our business, we expect to incur significant research and development expenses with respect to our software and anticipate significant changes in research and development for our software. Any significant increases in research and development will be predicated entirely upon the particular circumstances of any acquisitions that we make, including the state of development of the technology, the complexity and the requirement for modification or integration with other solutions.

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

Item 3. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in Internal Controls Over Financial Reporting. There were no changes in our internal controls over financial reporting during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Please refer to Item 5 of Part II, “Other Information”, for a description of debt financing that occurred during the three months ended March 31, 2008, and a description of unregistered issuances of securities that took place subsequent to the quarter ended March 31, 2008.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

As of March 31, 2008, the Company borrowed an aggregate of $176,000 from an individual directly related to the President of the Company pursuant to an unsecured, non-recourse promissory note which bears interest at the rate of 6% to 8% per annum and due by December 26, 2008.

On February 15, 2008, the Company received $100,000 from State Street under an initial agreement which was converted into an unsecured, non-recourse promissory note which bears interest at rate of 8.0% per year and is payable within five months.

On March 15, 2008, the Company received $43,000 from G. Blake Financial Corp under an initial agreement which was converted into an unsecured, non-recourse promissory note which bears interest at the rate of 8.0% per year and is payable within five months from the issuance.

Subsequent Events

On May 1, 2008, the Company issued 1,000,000 shares of its common stock to Virginia K. Sourlis, Esq. The Company issued the stock in consideration for services rendered and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Item 6. Exhibits.
Exhibit No.	Description

10.1(1)	Licensing Agreement with Kiev Institute of Automation dated November 9, 2007

31.1	Certification by Roman Price, the Principal Executive Officer of Ultitek, Ltd., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification by Paul Freed, CPA, the Principal Accounting Officer of Ultitek, Ltd., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Roman Price, the Principal Executive Officer of Ultitek, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Paul Freed, the Principal Accounting Officer of Ultitek, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Portions of this Agreement have been omitted to protect confidential and sensitive information, and have been filed separately with the Securities and Exchange Commission (“SEC”). The Company has requested confidential treatment of said portions from the SEC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ultitek, LTD.

Dated: May 16, 2008	By:	/s/ PAUL FREED
Paul Freed Chief Financial Officer (Principal Accounting Officer) of Ultitek, Ltd.

EXHIBIT INDEX

Exhibit No.	Description

10.1(1)	Licensing Agreement with Kiev Institute of Automation dated November 9, 2007

31.1	Certification by Roman Price, the Principal Executive Officer of Ultitek, Ltd., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification by Paul Freed, CPA, the Principal Accounting Officer of Ultitek, Ltd., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Roman Price, the Principal Executive Officer of Ultitek, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Paul Freed, the Principal Accounting Officer of Ultitek, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Portions of this Agreement have been omitted to protect confidential and sensitive information, and have been filed separately with the Securities and Exchange Commission (“SEC”). The Company has requested confidential treatment of said portions from the SEC.