Form 10-Q/A
period 2008-03-31
ULTITEK LTD
filed 2008-05-19
CIK 1327299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
(Amendment No. 1)

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
☐ Yes     ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 152,363,321 Shares of common stock, par value $0.0001 per share, issued and outstanding as of May 19, 2008.

Transitional Small Business Disclosure Format (check one):                       ☐ Yes     ☒ No

TABLE OF CONTENTS

		Page
EXPLANTORY NOTE		3

PART II – OTHER INFORMATION		3
Item 6.	Exhibits	3

SIGNATURES		4

EXPLANTORY NOTE

On May 16, 2008, the Registrant filed with the Securities and Exchange Commission its Form 10-Q for the quarter ended March 31, 2008 (the “Report”). The Registrant is filing this Amendment No. 1 to the Report to include Exhibit 10.1 which was inadvertently missing from the Report. There are no other changes to the remaining portions of the Report and such portions are incorporated by reference herein. Exhibits 31 and 32 are also filed with this Amendment.

PART II
OTHER INFORMATION

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

Ultitek, LTD.

Dated: May 19, 2008	By:	/s/ PAUL FREED
Paul Freed Chief Financial Officer (Principal Accounting Officer) of Ultitek, Ltd.

EXHIBIT INDEX

Exhibit No.	Description

10.1(1)	Licensing Agreement with Kiev Institute of Automation dated November 9, 2007

31.1	Certification by Roman Price, the Principal Executive Officer of Ultitek, Ltd., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification by Paul Freed, CPA, the Principal Accounting Officer of Ultitek, Ltd., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Roman Price, the Principal Executive Officer of Ultitek, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Paul Freed, the Principal Accounting Officer of Ultitek, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Portions of this Agreement have been omitted to protect confidential and sensitive information, and have been filed separately with the Securities and Exchange Commission (“SEC”). The Company has requested confidential treatment of said portions from the SEC.