Form 10-Q
period 2008-06-30
ULTITEK LTD
filed 2008-08-19
CIK 1327299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

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
☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 223,704,775 Shares of common stock, par value $0.0001 per share, issued and outstanding as of August 19, 2008.

Transitional Small Business Disclosure Format (check one):                                                        ☐ Yes ☒ No

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

ULTITEK, LTD. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$13,319	$1,551
Accounts receivable	368,301	134,167
Work in progress	594,196	694,079
Prepaid expenses	60,717	34,280
Total Current Assets	1,036,533	864,077

OFFICE EQUIPMENT, net of accumulated depreciation of $130,678 and $110,611, respectively	76,280	110,581

Other Assets	3,959	7,000
Total Assets	$1,116,772	$981,658

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
Bank overdraft	$365	$553
Notes payable	379,000	166,000
Accounts payable	665,251	633,417
Deferred revenue	635,593	554,485
Accrued salaries and related taxes	186,881	136,472
Accrued expenses-other	372,914	300,992
Total Current Liabilities	2,240,004	1,791,919

7% CONVERTIBLE DEBENTURE	382,296	366,145

STOCKHOLDER'S DEFICIT
Preferred stock, par value $0.001, authorized 100,000,000 shares, issued and outstanding 100 and zero at June 30, 2008 and December 31, 2007, respectively	1	-
Common stock, par value $0.0001, authorized 1,000,000,000 shares, issued and outstanding 223,704,775 and 151,004,602 at June 30, 2008 and December 31, 2007, respectively	22,371	15,101
Additional paid in capital	12,671,252	11,350,990
Accumulated deficit	(14,192,825)	(12,550,973)
Accumulated other comprehensive income (loss)	(6,327)	8,476
Total Stockholder's Deficit	(1,505,528)	(1,176,406)
Total Liabilities and Stockholders’ Deficit	$1,116,772	$981,658

See accompanying notes to consolidated financial statements.

ULTITEK, LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Revenues	$683,158	$686,293	$1,499,830	$1,277,044
Costs and expenses:
Cost of revenues	617,079	648,680	1,377,446	1,202,285
Selling, general and administrative
Expenses	1,164,310	833,192	1,413,033	1,034,118
Research and development expenses	160,011	190,000	250,011	340,000
Interest Expense	56,637	19,526	77,796	38,428
Depreciation	10,116	3,123	20,067	5,459

Total Costs and Expenses	2,008,153	1,694,521	3,138,353	2,620,290

NET LOSS BEFORE INCOME TAXES	(1,324,995)	(1,008,228)	(1,638,523)	(1,343,246)

PROVISION FOR INCOME TAXES	2,203	2,066	3,329	3,439

NET LOSS	$(1,327,198)	$(1,010,294)	$(1,641,852)	$(1,346,685)

NET LOSS PER COMMON SHARE (Basic and Diluted)	$(0.01)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and diluted)	172,743,106	82,086,219	162,155,782	78,396,762

See accompanying notes to consolidated financial statements.

ULTITEK, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,641,852)	$(1,346,685)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	20,067	5,459
Stock based compensation	1,202,033	782,000
Legal and professional expenses	125,500	95,450
Amortization of discount	16,151	14,212
Changes in assets and liabilities:
Increase in accounts receivable	(234,134)	(77,072)
Decrease in work in progress	99,883	80,257
Increase in prepaid expenses	(26,437)	7,124
Decrease in other assets	3,041	-
Increase (decrease) in accounts payable	31,834	(69,354)
Increase in deferred revenue	81,108	134,049
Increase (decrease) in accrued salaries and related taxes	50,409	(855)
Increase in accrued expenses-other	71,922	227,620
Net cash used in operating activities	(200,475)	(147,795)

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of office equipment	14,234	15,232
Net cash used in investing activities	14,234	15,232

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(188)	-
Note payable to individual- proceeds	213,000	115,000
Net cash provided by financing activities	212,812	115,000

EFFECT OF EXCHANGE RATE ON CASH	(14,803)	24,974

INCREASE IN CASH	11,768	7,411

CASH AT BEGINNING OF PERIOD	1,551	6,900

CASH AT END OF PERIOD	$13,319	$14,311

See accompanying notes to consolidated financial statements.

ULTITEK, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	June 30,
	2008	2007

SUPPLEMENTAL CASH FLOW DISCLOSURES
Non-cash transactions:
Issuance of 7,257,173 and 1,970,026 shares of common stock as stock based compensation, respectively	200,000	200,000
Issuance of 4,000,000 and 500,000 shares of common stock for legal services, respectively	83,000	55,000
Exercise of warrants for 15,000,000 shares of common stock at $0.02 per share		300,000
Cancellation of 3,750,000 shares of common stock at $0.08 per share in payment of cashless warrant exercise		300,000
Issuance of 61,443,000 and 5,741,600 shares of common as stock as stock based compensation, respectively	1,044,531	596,000
Issuance of 100 shares of preferred stock for stock based compensation	2	-

See accompanying notes to consolidated financial statements

ULTITEK, LTD. AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Ultitek, LTD. and Subsidiaries annual report on Form 10KSB for the year ended December 31, 2007.

NOTE B- GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $1,641,852 for the six months ended June 30, 2008 and had an accumulated deficit of $14,192,825 at June 30, 2008. Management’s plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and generating of revenue through its business. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C - STOCKHOLDERS’ DEFICIT

During the six months ended June 30, 2008, the Company recorded $200,000 in consulting fees and has included in shares outstanding an additional 7,257,173 shares of common stock. To date, the shares have not been issued.

On May 1, 2008, the Company issued 1,000,000 shares of common stock at $0.032 per share for legal services. $32,000 in legal expenses have been recorded.

On June 6, 2008, the Company issued a total of 64,443,000 shares of common stock at $0.017 per share. Of these shares, 37,000,000 were as stock based compensation, 21,943,000 were for consulting services and 5,500,000 were for professional services. A total of $1,127,531 in expenses have been recorded on these issuances.

On June 13, 2008, the Company issued one hundred (100) shares of Series A Preferred Stock, par value $0.001 per share, to Roman Price, the Company’s President, CEO and Chairman. Each of the Series A Preferred Shares maintains the right to vote with the holders of our common stock on any matter, and carries with it the right to vote together with the shares of Common Stock of the Corporation as a single class and, regardless of the number of shares of Series A Preferred Stock outstanding and as long as at least one

ULTITEK, LTD. AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE C - STOCKHOLDERS’ DEFICIT (CONTINUED)

of such shares of Series A Preferred Stock is outstanding, shall represent eighty percent (80%) of all votes entitled to be voted at any annual or special meeting of shareholders of the Corporation or action by written consent of shareholders. Each outstanding share of the Series A Preferred Stock shall represent its proportionate share of the 80% which is allocated to the outstanding shares of Series A Preferred Stock. The Company recorded stock based compensation of $2 based upon the value of $0.018 per share of common stock on June 13, 2008.

NOTE D – NOTES PAYABLE

The Company borrowed $176,000 from an individual directly related to the President of the Company and $60,000 from another individual. The notes bear interest at 6%per annum, are unsecured and are due beginning December 26, 2008.

During the six months ended June 30, 2008, the Company borrowed a total of $143,000 from two entities. The notes bear interest at 8% per annum, are unsecured and are due between July 15, 2008 and August 15, 2008. The Company has verbally extended these notes and is the process of negotiating a formal extension.

NOTE E – SUBSEQUENT EVENT

On August 4, 2008, the Company filed a Registration Statement of Form S-8 relating to common stock to be issued pursuant to the 2008 Incentive Compensation Plan. This plan was effective August 4, 2008 and continues, unless terminated, until August 4, 2018. To date, no shares have been issued under this plan.

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

GOING CONCERN

The financial statements included in this Quarterly Report have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, the Company incurred a net loss of $1,641,852 for the six months ended June 30, 2008 and had an accumulated deficit of $14,192,825 at June 30, 2008. Management’s plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and generating of revenue through its business. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Recent Events

On November 9, 2007, the Company entered into a non-exclusive licensing agreement with the Ukrainian State Scientific Corporation “Kiev Institute of Automation” (“KIA”), to license to KIA its proprietary technology and to furnish to KIA a national Ukrainian reservation system. The term of the licensing agreement is five years, and is subject to automatic renewal.

Liquidity and Capital Resources

As of June 30, 2008, we had $13,319 cash on hand and had a net loss of $1,641,852 and there is substantial doubt about our ability to continue as a going concern. We have financed our operations to date from loans, the sale of equity securities and through revenues.

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

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Our total revenue decreased by $3,135, or approximately 0.46%, from $686,293 for the three months ended June 30, 2007 to $683,158 for the three months ended June 30, 2008. This decrease was due to a minimal decrease in business from existing customers and a minimal decrease in attaining new licenses for difference modules over the three month period.

Our costs of revenue decreased by $31,601or approximately 4.9%, from $648,680 for the three months ended June 30, 2007 to $617,079 for the three months ended June 30, 2008. This decrease was primarily due to decreases in general overhead expenses over the three month period.

Our interest expense increased by $37,111 or approximately 190.06%, from $19,526 for the three months ended June 30, 2007 to $56,637 for the three months ended June 30, 2008. This increase was primarily due to an increase in borrowed funds.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Our total revenue increased by $222,786, or approximately 17.45%, from $1,277,044 for the six months ended June 30, 2007 to $1,499,830for the six months ended June 30, 2008. This increase was due to increased business from existing customers and attaining new licenses for different modules over the six month period.

Our costs of revenue increased by $175,161, or approximately 14.57%, from $1,202,285 for the six months ended June 30, 2007 to $1,377,446 for the six months ended June 30, 2008. This increase was primarily due to an increase in the cost of communications, an increase in salaries and general overhead expenses over the six month period.

Our selling, general and administrative expenses (SG&A) increased by $378,915, or approximately 36.64%, from $1,034,118 for the six months ended June 30, 2007 to $1,413,033 for the six months ended June 30, 2008. This increase was primarily due to stock based compensation of $782,000 for the six months ended June 30, 2007 versus $1,202,033 for the six months ended June 30, 2008.

Our interest expense increased by $39,368, or approximately 102.45%, from $38,428 for the six months ended June 30, 2007 to $77,796 for the six months ended June 30, 2008. This increase was primarily due to an increase in borrowed funds.

Research and Development

For the three months ended June 30, 2008, we spent approximately $160,011 in research and development, a decrease from $190,000 for the three months ended June 30, 2007. This decrease was due to cutbacks in research and development programs due to limited funding.

For the six months ended June 30, 2008, we spent approximately $250,011in research and development, a decrease from $340,000 for the six months ended June 30, 2007. This decrease was due to cutbacks in research and development programs due to limited funding.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

N/A.

Item 4T. Controls and Procedures.

Evaluation of Controls and Procedures.

The management of the Company, including the principal executive and financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) as of June 30, 2008. Based on that evaluation, the principal executive and financial officer concluded that as of June 30, 2008, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our chief executive and financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls.

Our management does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

 PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to or the subject of any pending legal proceeding or any contemplated proceeding of a governmental authority.

Item 1A. Risk Factors.

N/A.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2008, the Company recorded $200,000 in consulting fees and has included in shares outstanding an additional 7,257,173 shares of common stock. To date, the shares have not been issued.

On May 1, 2008, the Company issued 1,000,000 shares of common stock at $0.032 per share for legal services. $32,000 in legal expenses have been recorded.

On June 6, 2008, the Company issued a total of 64,443,000 shares of common stock at $0.017 per share. Of these shares, 37,000,000 were as stock based compensation, 21,943,000 were for consulting services and 6,500,000 were for professional services. A total of $1,127,531 in expenses have been recorded on these issuances.

On June 13, 2008, the Company issued one hundred (100) shares of Series A Preferred Stock, par value $0.001 per share, to Roman Price, the Company’s President, CEO and Chairman. Each of the Series A Preferred Shares maintains the right to vote with the holders of our common stock on any matter, and carries with it the right to vote together with the shares of Common Stock of the Corporation as a single class and, regardless of the number of shares of Series A Preferred Stock outstanding and as long as at least one of such shares of Series A Preferred Stock is outstanding, shall represent eighty percent (80%) of all votes entitled to be voted at any annual or special meeting of shareholders of the Corporation or action by written consent of shareholders. Each outstanding share of the Series A Preferred Stock shall represent its proportionate share of the 80% which is allocated to the outstanding shares of Series A Preferred Stock. The Company recorded stock based compensation of $2 based upon the value of $0.018 per share of common stock on June 13, 2008.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Subsequent Events

On August 4, 2008, the Company filed a Registration Statement on Form S-8 relating to common stock to be issued pursuant to the 2008 Incentive Compensation Plan. This plan was effective August 4, 2008 and continues, unless terminated, until August 4, 2018. To date, no shares have been issued under this plan.

Item 6. Exhibits.

Exhibit No.	Description

10.1*	Licensing Agreement with Kiev Institute of Automation dated November 9, 2007

31.1	Certification by Roman Price, the Principal Executive Officer of Ultitek, Ltd., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification by Paul Freed, CPA, the Principal Accounting Officer of Ultitek, Ltd., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Roman Price, the Principal Executive Officer of Ultitek, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Paul Freed, the Principal Accounting Officer of Ultitek, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q dated May 16, 2008, as amended (File No.: 000-51819), filed with the Securities and Exchange Commission and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ultitek, LTD.

Dated: August 19, 2008	By:	/s/ PAUL FREED
Paul Freed Chief Financial Officer (Principal Accounting Officer) of Ultitek, Ltd.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by Roman Price, the Principal Executive Officer of Ultitek, Ltd., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification by Paul Freed, the Principal Accounting Officer of Ultitek, Ltd., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Roman Price, the Principal Executive Officer of Ultitek, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Paul Freed, the Principal Accounting Officer of Ultitek, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002