Form 10-Q
period 2008-09-30
ULTITEK LTD
filed 2008-11-18
CIK 1327299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 233,337,243 shares of common stock, par value $0.0001 per share, issued and outstanding as of November 18, 2008.

PART I

Item 1. Financial Statements.

ULTITEK, LTD. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$30,575	$1,551
Accounts receivable	334,571	134,167
Work in progress	895,671	694,079
Prepaid expenses	50,545	34,280
Total Current Assets	1,311,362	864,077

OFFICE EQUIPMENT, net of accumulated depreciation of $130,527and $100,660, respectively	53,364	110,581

Other Assets	3,503	7,000
Total Assets	$1,368,229	$981,658

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
Bank overdraft	$411	$553
Notes payable	379,000	166,000
Accounts payable	944,050	633,417
Deferred revenue	591,969	554,485
Accrued salaries and related taxes	242,099	136,472
Accrued expenses-other	401,430	300,992
Total Current Liabilities	2,558,959	1,791,919

7% CONVERTIBLE DEBENTURE	390,804	366,145

STOCKHOLDER'S DEFICIT
Preferred stock, par value $0.001, authorized 100,000,000 shares, issued and outstanding 100 and zero at September 30, 2008 and December 31, 2007, respectively	1	-
Common stock, par value $0.0001, authorized 1,000,000,000 shares, issued and outstanding 233,337,243 and 151,004,602 at September 30, 2008 and December 31, 2007, respectively	23,334	15,101
Additional paid in capital	12,770,289	11,350,990
Accumulated deficit	(14,392,912)	(12,550,973)
Accumulated other comprehensive income (loss)	17,754	8,476
Total Stockholder's Deficit	(1,581,534)	(1,176,406)
Total Liabilities and Stockholders’ Deficit	$1,368,229	$981,658

See accompanying notes to consolidated financial statements.

ULTITEK, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	$567,272	$525,128	$2,067,102	$1,802,172
Costs and expenses:
Cost of revenues	506,454	418,363	1,883,900	1,620,648
Selling, general and administrative Expenses	225,441	202,134	1,638,474	1,236,252
Research and development expenses	-	-	250,011	340,000
Interest Expense	24,769	19,944	102,565	58,372
Depreciation	9,800	15,387	29,867	20,846

Total Costs and Expenses	766,464	655,828	3,904,817	3,276,118

NET LOSS BEFORE INCOME TAXES	(199,192)	(130,700)	(1,837,715)	(1,473,946)

PROVISION FOR INCOME TAXES	895	723	4,224	4,162

NET LOSS	$(200,087)	$(131,423)	$(1,841,939)	$(1,478,108)

NET LOSS PER COMMON SHARE (Basic and Diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and diluted)	229,046,980	94,416,614	184,615,601	83,805,603

See accompanying notes to consolidated financial statements.

ULTITEK, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,841,939)	$(1,478,108)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	29,867	20,846
Stock based compensation	1,327,533	892,824
Legal and professional expenses	61,750	94,450
Amortization of discount	24,659	21,736
Changes in assets and liabilities:
Increase in accounts receivable	(200,404)	(183,952)
Increase in work in progress	(201,592)	(70,200)
Increase in prepaid expenses	21,985	7,124
Decrease in other assets	3,497
Increase in accounts payable	310,633	231,195
Increase in deferred revenue	37,484	8,241
Increase in accrued salaries and related taxes	105,627	15,615
Increase in accrued expenses-other	100,438	260,343
Net cash used in operating activities	(220,462)	(179,886)

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of office equipment	27,350	2,583
Net cash used in investing activities	27,350	2,583

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(142)	-
Sale of common stock	-	18,000
Note payable to individual- proceeds	213,000	136,000
Net cash provided by financing activities	212,858	154,000

EFFECT OF EXCHANGE RATE ON CASH	9,278	28,091

INCREASE IN CASH	29,024	4,788

CASH AT BEGINNING OF PERIOD	1,551	6,900

CASH AT END OF PERIOD	$30,575	$11,688

See accompanying notes to consolidated financial statements.

ULTITEK, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	September 30,
	2008	2007

SUPPLEMENTAL CASH FLOW DISCLOSURES
Non-cash transactions:
Issuance of 16,889,641 and 3,041,674 shares of common stock as stock based compensation, respectively	300,000	300,000
Issuance of 6,500,000 and 500,000 shares of common stock for legal and professional services, respectively	125,500	55,000
Exercise of warrants for 15,000,000 shares of common stock at $0.02 per share		300,000
Cancellation of 3,750,000 shares of common stock at $0.08 per share in payment of cashless warrant exercise		300,000
Issuance of 58,943,000 and 5,791,600 shares of common stock as stock based compensation, respectively	1,002,031	605,824
Issuance of 300,000 shares of common stock		18,000
Issuance of 100 shares of preferred stock as stock based compensation	2

See accompanying notes to consolidated financial statements.

ULTITEK, LTD. AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Ultitek, LTD. and Subsidiaries annual report on Form 10KSB for the year ended December 31, 2007.

NOTE B- GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $1,841,939 for the nine months ended September 30, 2008 and had an accumulated deficit of $14,392,912 at September 30, 2008. Management’s plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and generating of revenue through its business. However, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C - PREFERRED STOCK ISSUED FOR VOTING CONTROL

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

NOTE D - STOCKHOLDERS’ DEFICIT

During the nine months ended September 30, 2008, the Company recorded $300,000 in consulting fees and has included in shares outstanding an additional 16,889,641 shares of common stock. To date, the shares have not been issued.

On May 1, 2008, the Company issued 1,000,000 shares of common stock at $0.032 per share for legal services. $32,000 in legal expenses have been recorded.

On June 6, 2008, the Company issued a total of 64,443,000 shares of common stock at $0.017 per share. Of these shares, 37,000,000 were as stock based compensation, 21,943,000 were for consulting services and 5,500,000 were for professional services. A total of $1,095,531 in expenses have been recorded on these issuances.

On August 4, 2008, the Company filed a Registration Statement on Form S-8 relating to common stock to be issued pursuant to the 2008 Incentive Compensation Plan. This plan was effective August 4, 2008 and continues, unless terminated, until August 4, 2018. To date, no shares have been issued under this plan.

ULTITEK, LTD. AND SUBSIDIARY

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE E – NOTES PAYABLE

The Company borrowed $176,000 from an individual directly related to the President of the Company and $60,000 from another individual. The notes bear interest at 6% per annum, are unsecured and are due beginning December 26, 2008.

During the nine months ended September 30, 2008, the Company borrowed a total of $143,000 from two entities. The notes bear interest at 8% per annum, are unsecured and are due between July 15, 2008 and August 15, 2008. The noteholders’ have verbally agreed to extend these notes and the Company is in the process of negotiating a formal extension.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Subsequent Events

V.I.P. SERVICE

On October 15, 2008, “V.I.P. Service," one of the largest travel agencies in Russia, initiated a new website, http://new.vip-plane.ru, for their authorized agents.

This website was based on TravelShop, developed by Ultitek's wholly owned subsidiary TAIS. TravelShop is a software module that provides various services for travel agencies. In the very near future, V.I.P. Service plans to provide a direct access to the reservation system for authorized agents.

The new website will ease the load for the main office operators and more importantly, will allow authorized agents greater access to the reservation system.

Authorized agents now will be able to access the system directly for both domestic and foreign airlines, thereby minimizing the need for phone communication, which was a significant cause for delay in the past. This new service provides a much more convenient tool for booking.

This is the fourth website created by TAIS utilizing its software module, TravelShop, for direct air transportation sales.

ISAIR AIRLINES

On October 1, 2008, the Company announced that, TAIS has agreed to install the Serena-2.3 reservation system for Isair Airlines. The Company is currently I the process of installing such system. The airline flies between Moscow and Tel Aviv. The software is compatible with all aspects of Transportation Clearing House (TCH) software, including authorized standard ticket forms and Electronic Ticketing (ET). Website development is in progress when completed, will enable consumers to buy tickets directly from Isair Airline’s website.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $1,841,939 for the nine months ended September 30, 2008 and had an accumulated deficit of $14,392,912 at September 30, 2008. Management’s plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and generating of revenue through its business. However, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Liquidity and Capital Resources

As of September 30, 2008, we had $30,575 cash on hand. The Company incurred a net loss of $1,841,939 for the nine months ended September 30, 2008 and had an accumulated deficit of $14,392,912 at September 30, 2008. There is substantial doubt about our ability to continue as a going concern. We have financed our operations to date from loans, the sale of equity securities and revenues. Our total current assets at September 30, 2008 were $1,311,362, compared to $864,077 at December 31, 2007. Total current assets consist of cash on hand, accounts receivable; work in progress and prepaid expenses. At September 30, 3008, our cash on hand were $30,575, compared to $1,551 at December 31, 2007. At September 30, 2008, our accounts receivable were $334,571, compared to $134,167 at December 31, 2007. At September 30, 2008, our work in progress was $895,671, compared to $694,079 at December 31, 2007. At September 30, 3008, our prepaid expenses were $50,545, compared to $34,280 at December 31, 2007. Out total assets increased primarily due to increased revenues and accounts receivable resulting from increased business from existing and new customers. We have financed our operations to date from loans, the sale of equity securities and through revenues and will continue to depend on such to fund our operations for the next 12 months. .

On March 23, 2007, the Company filed a Registration Statement on Form S-8 therein registering 7,000,000 shares of the Company’s Common Stock available for issuance pursuant to awards granted under the Company’s 2007 Incentive Compensation Plan. In the event that options are exercised under this Plan, we will receive the proceeds of such exercise.

On August 4, 2008, the Company filed a Registration Statement on Form S-8 relating to common stock to be issued pursuant to the 2008 Incentive Compensation Plan. This plan was effective August 4, 2008 and continues, unless terminated, until August 4, 2018. Under the Plan, the Company may issue or grant up to 19,607,493 Performance Shares, shares of common stock or options. To date, no awards have been issued under this Plan. In the event that options are issued and exercised under this Plan, we will receive the proceeds of such exercises.

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

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

	For the Nine Months Ended
	September 30, 2008	September 30, 2007
Net Cash Used in Operating Activities	$(220,462)	$(179,886)

Net Cash Provided by Investing Activities	$27,350	$2,583

Net Cash Provided by Financing Activities	$212,858	$154,000

Effect of Exchange Rate on Cash	$9,278	$28,091

Net Effect on Cash	$29,024	$4,788

Cash at Beginning of Period	$1,551	$6,900

Cash End of Period	$30,575	$11,688

The following table sets forth the Company’s contractual obligations: Contractual Obligation	Payment by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Obligations	$570,000	—	$70,000	$500,000	-
Capital Obligations	—	—	—	—	—
Operating Lease Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—
Total	$570,000	-	$70,000	$500,000	-

Results of Operations

At September 30, 2008, our cash on hand was $30,575, compared to $1,551 at December 31, 2007. This increase was due to increased borrowed funds and revenues.

At September 30, 2008, our accounts receivable were $334,571, compared to $134,167 at December 31, 2007. This increase was due to increased revenues resulting from increased business from existing and new customers.

At September 30, 2008, our work in progress was $895,671,compared to $694,079. This increase was due to increased business.

At September 30, 2008, our total assets were $1,368,229, compared to $981,658 at December 31, 2007. This increase was primarily due to increased accounts receivables and works in progress resulting due increased business from existing and new customers.

At September 30, 2008, our total current liabilities were $2,558,959, compared to $1,791,919 at December 31, 2007. This increase was due to notes payable of $379,000 at September 30, 2008, compared to $166,000 at December 31, 2007; accounts payable of $944,050 at September 30, 2008, compared to $633,417 at December 31, 2007; deferred revenue of $591,969 at September 30, 2008, compared to $554,485 at December 31, 2007; and accrued salaries and related taxes of $242,099 at September 30, 2008, compared to $136,472 at December 31, 2007.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Our total revenues increase from $525,128 for the three months ended September 30, 2007 to $567,272 the three months ended September 30, 2008. This increase was due to an increase in business from existing and new customers.

Our costs of revenue increased from $418,363 for the three months ended September 30, 2007 to $506,454 for the three months ended September 30, 2008. This increase was primarily due to our increased use of outside consultants relating to our increase in business from existing and new customers.

Our selling, general and administrative expenses (SG&A) increased from $202,134 for the three months ended September 30, 2007 to $225,441 for the three months ended September 30, 2008. This increase was primarily due to stock based compensation, which increased from $110,824 for the three months ended September 30, 2007 to $125,500 for the three months ended September 30, 2008.

Our interest expense increased from $19,944 for the three months ended September 30, 2007 to $24,769 for the three months ended September 30, 2008. This increase was primarily due to an increase in borrowed funds.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Our total revenue increase from $1,802,172 for the nine months ended September 30, 2007 to $2,067,102 for the nine months ended September 30, 2008. This increase was due to an increase in business from existing and new customers.

Our costs of revenue increased from $1,620,648 for the nine months ended September 30, 2007 to $1,883,900 for the nine months ended September 30, 2008. This increase was primarily due our increased use of outside consultants relating to our increase in business from existing and new customers.

Our selling, general and administrative expenses (SG&A) increased from $1,236,252 for the nine months ended September 30, 2007 to $1,638,474 for the nine months ended September 30, 2008. This increase was primarily due to stock based compensation, which increased from $892,824 for the nine months ended September 30, 2007 to $1,327,533 for the nine months ended September 30, 2008.

Our interest expense increased from $58,373 for the nine months ended September 30, 2007 to $102,656 for the nine months ended September 30, 2008. This increase was primarily due to an increase in borrowed funds.

Research and Development

For the three months ended September 30, 2008 and September 30, 2007, we had no our research development expense.

For the nine months ended September 30, 2008, we spent $250,011 in research and development, compared to $340,000. This decrease is attributable to our increased business from existing and new customers and our decision to utilize our consultants to provide service such additional business.
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

In certain consulting contracts, modifications to software may be accounted for based upon contract accounting using the completed contract method. Contract accounting is applied to any arrangement: (1) that includes milestones or customer specific acceptance criteria that may affect collection of software license fees; (2) where services include significant modification or customization of software; or (3) where software license payment is tied to the performance of consulting services.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A.

Item 4T. Controls and Procedures.

Evaluation of Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, our management is required to perform an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to or the subject of any pending legal proceeding or any contemplated proceeding of a governmental authority nor has any knowledge of any pending proceeding.

Item 1A. Risk Factors.

N/A.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

On May 1, 2008, the Company issued 1,000,000 shares of common stock at $0.032 per share for legal services.
$On June 6, 2008, the Company issued a total of 64,443,000 shares of common stock at $0.017 per share. Of these shares, 37,000,000 were as stock based compensation, 21,943,000 were for consulting services and 5,500,000 were for professional services.

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

The foregoing securities were issued from the exemptions from the registration requirements of the Securities Act o 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that such issuances did not involve a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification by Roman Price, the Principal Executive Officer of Ultitek, Ltd., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification by Paul Freed, CPA, the Principal Financial and Accounting Officer of Ultitek, Ltd., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Roman Price, the Principal Executive Officer of Ultitek, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Paul Freed, the Principal Financial and Accounting Officer of Ultitek, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTITEK, LTD.

Dated: November 18, 2008	By:	/s/ PAUL FREED
Paul Freed Chief Financial Officer (Principal Financial and Accounting Officer)